Form 10-Q
period 1995-09-30
BLUE DIAMOND COAL CO
filed 1995-11-13
CIK 704870

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                       Form 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1995           Commission File Number 0-10610
                  ------------------                                  -------

                             BLUE DIAMOND COAL COMPANY
------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


       Delaware                                                     62-0133200
-------------------------------                         ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)


P. O. Box 59015, 341 Troy Circle, Knoxville, TN               37950-901
-----------------------------------------------         ----------------------
   (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code           (615) 588-8511
                                                        ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       YES   X          NO
                                                            -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995.



              Class                          Outstanding at September 30, 1995
------------------------------------         ---------------------------------
     Common Stock, $1 Par Value                         935,220 Shares




                               BLUE DIAMOND COAL COMPANY

                                         INDEX

                                                                         Page
PART I.  FINANCIAL INFORMATION                                          Number
                                                                        ------
     Item 1.   Financial Statements

               Consolidated Condensed Balance Sheet
               September 30, 1995 (Unaudited) and
               March 31, 1995 (Audited)......................................3

               Consolidated Condensed Statement of
               Income (Unaudited) - Three-Months and Six-Months
               Ended September 30, 1995 and 1994.............................4

               Consolidated Condensed Statements of
               Changes in Cash Flows (Unaudited)
               Six-Months Ended September 30, 1995 and 1994..................5

               Notes to Consolidated Condensed
               Financial Statements..........................................6


     Item 2.   Management's Discussion and Analysis of Results
               of Operations and Financial Condition.........................9


PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K.............................10

                             PART I.  FINANCIAL INFORMATION
                       BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED BALANCE SHEET

                                                    September 30      March 31
                                                        1995            1995
                                                   ------------    ------------
                                                    (Unaudited)
ASSETS
CURRENT ASSETS
  Cash                                            $    283,980     $    694,811
  Short Term Investments                                   -0-        1,112,100
  Accounts and Notes Receivable                     10,136,563        5,986,388
  Inventories - Coal                                 4,116,697        1,938,886
  Inventories - Supplies                             1,745,740        1,716,129
  Other Current Assets                                 345,921          554,146
                                                   -----------      -----------
    TOTAL CURRENT ASSETS                          $ 16,628,901     $ 12,002,460

PROPERTY, PLANT AND EQUIPMENT                      119,840,406      121,849,660
  Less:  Accumulated Depreciation & Depletion       49,245,995       49,637,733
                                                   -----------      -----------
    NET PROPERTY, PLANT & EQUIPMENT                 70,594,411       72,211,927
Investments                                            662,086           15,966
Other Assets                                         1,792,361        1,823,333
                                                   -----------      -----------
    TOTAL ASSETS                                  $ 89,677,759     $ 86,053,686
                                                   ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable                                   $  2,341,162     $        -0-
  Current Notes Payable and Capital Leases           2,854,753        2,398,852
  Accounts Payable and Accrued Expenses              9,816,950        8,134,616
  Current Portion of Reorganization Liabilities        473,374        1,478,147
                                                   -----------      -----------
    TOTAL CURRENT LIABILITIES                       15,486,239       12,011,615

LONG-TERM LIABILITIES
  Long-term Debt                                    12,393,184       14,441,990
  Reserve for Health Care & Workers Compensation    28,259,477       29,137,187
  Reorganization Liabilities                         3,069,018        2,762,124
  Deferred Income Taxes                              1,935,000        1,935,000
  Other Liabilities                                    727,343          698,469
                                                   -----------      -----------
    TOTAL LONG-TERM LIABILITIES                     46,384,022       48,974,770

STOCKHOLDERS' EQUITY
  Common Stock - $1 Par Value, 1,000,000 Shares
    961,132 Issued (Including Treasury Stock)          961,132          961,132
  Additional Paid-In-Capital                        24,305,480       24,305,480
  Treasury Stock - 25,912 Shares at 9/30 & 3/31     (2,197,420)      (2,197,420)
  Retained Earnings                                  4,739,810        2,013,784
  Less:  Notes Receivable Secured by
         Common Stock of Company                        (1,504)         (15,675)
                                                   -----------      -----------
    TOTAL STOCKHOLDERS' EQUITY                      27,807,498       25,067,301
                                                   -----------      -----------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $ 89,677,759     $ 86,053,686
                                                   ===========      ===========

NOTE: The Balance Sheet at March 31, 1995 has been derived from the Audited Financial Statements of that date.

See Notes to Consolidated Condensed Financial Statements.



                      BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                              UNAUDITED

                         Three Months Ended Sept 30  Six Months Ended Sept. 30
                         --------------------------  -------------------------
                                1995         1994          1995         1994
                            -----------  ------------   ----------- -----------
REVENUES
  Net Product Sales         $23,799,821  $19,387,252   $41,615,844 $37,779,430
  Interest Income                20,832       16,499        24,538      29,715
  Gain (Loss) on Sale
    of Fixed Assets                 -0-       (5,455)       20,982      (5,455)
                             ----------   ----------    ----------  ----------
   TOTAL REVENUES            23,820,653   19,398,296    41,661,364  37,803,690


COSTS AND EXPENSES
  Operating Expenses
    and Purchased Products   16,894,233   14,534,876    29,054,703  28,251,117
  Other Operating Charges     3,973,798    2,341,901     6,838,933   4,386,281
  Administrative, Selling &
   Transportation Expenses      505,000      470,000       955,000     920,000
  Interest Expense            1,010,538    1,182,997     2,060,291   2,123,566
  Other Expense                 (35,977)      17,043        26,411      41,423
                             ----------   ----------    ----------  ----------
   TOTAL COSTS AND EXPENSES  22,347,592   18,546,817    38,935,338  35,722,387


Income Before
  Income Tax Expense          1,473,061      851,479     2,726,026   2,081,303
Income Tax Expense                  000          000           000         000
                             ----------   ----------    ----------  ----------
   NET INCOME                $ 1,473,061  $   851,479   $ 2,726,026 $ 2,081,303
                              ==========   ==========    ==========  ==========


Average Number of
 Common Shares Outstanding       935,220      935,220       935,220     935,220
                                 =======      =======       =======     =======

PER SHARE OF COMMON STOCK:
Net Income Based on
 Average Shares Outstanding        $1.58        $0.91         $2.91       $2.23
                                    ====         ====          ====        ====

Cash Dividends Declared and Paid   $0.00        $0.00         $0.00       $0.00
                                    ====         ====          ====        ====

See Notes to Consolidated Condensed Financial Statements.


                        BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CHANGE IN CASH FLOWS
                                         UNAUDITED

                                                Six-Months Ended September 30
                                                -----------------------------
                                                   1995                1994
                                                -----------        ------------
OPERATING ACTIVITIES
  Funds Provided (Used) from Operations,
    Adjusted for Depreciation and Gain on
    Sale of Fixed Assets                        $4,786,043          $3,523,758
  (Increase) Decrease in Accounts Receivables   (4,150,175)         (2,357,269)
  (Increase) Decrease in Inventories            (2,207,422)             47,914
  (Increase) Decrease in Prepaid Assets            239,197             143,683
  (Decrease) Increase in Accounts Payable          135,619          (1,235,961)
  Other Changes from Operations                    465,980             (16,109)
                                                 ---------          ----------

NET CASH FLOW USED BY OPERATING ACTIVITIES      $ (730,758)            106,016


FINANCING ACTIVITIES
  Issuance (Reduction) of Short-Term Debt-Net    2,341,162             340,000
  Issuance (Reduction) of Long-Term Debt-Net    (1,484,016)           (948,764)
  Addition (Reduction) in Capital Lease-Net       (108,889)           (101,548)
                                                 ---------          ----------
  CASH PROCEEDS FROM FINANCING ACTIVITIES          748,257            (710,312)


INVESTMENT ACTIVITIES
  Expenditures for Property, Plant and Equipment  (442,501)           (833,332)
  (Increase) Reduction of
   Employee Notes Receivable                        14,171              17,027
                                                  ---------          ----------
  NET CASH USED BY INVESTING ACTIVITIES            (428,330)           (816,305)
                                                  ---------          ----------

NET INCREASE (DECREASE) IN CASH
 & CASH EQUIVALENTS                                (410,831)         (1,420,601)
                                                  ---------          ----------
Cash and Cash Equivalents at Beginning of Period    694,811           1,453,556
                                                 ----------         ----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD     $  283,980         $    32,955
                                                  =========          ==========

See Notes to Consolidated Condensed Financial Statements.


                      BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  September 30, 1995


NOTE A -- FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1995 and March 31, 1995, the results of operations for the six-month period ended September 30, 1995 and 1994 and cash flows for the six-month period ended September 30, 1995 and 1994.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and related notes included in the Company's March 31, 1995 Annual Report on Form 10-K.


NOTE B -- INCOME TAXES

Due to the Company's net operating loss and investment tax credit carry-forward position, no provision for federal income tax is required for the current fiscal year.


NOTE C -- CHAPTER 11 REORGANIZATION PROCEEDINGS

On May 17, 1991, Blue Diamond Coal Company (the "Company") filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Tennessee (the "Bankruptcy Court"). The filing had been preceded by a merger of all significant wholly-owned subsidiaries into the Company. This filing was precipitated by cash flow problems resulting from extensive capital expenditures for new coal processing facilities coupled with operating losses at existing mines.

As Debtor-in-Possession, the Company continued to operate its business and formulated a business plan for future operations. This plan formed the basis for the Company's proposed plan of reorganization that was intended to enable the Company to satisfy its pre-petition obligations and emerge from Chapter 11. This proposed plan of reorganization developed into the Fourth Amended Plan of Reorganization dated December 10, 1992 (as implemented and approved by the Confirmation Order, the "Plan of Reorganization"). On December 11, 1992, the Bankruptcy Court entered an order confirming the Plan of Reorganization. On April 6, 1995, the Bankruptcy Court entered a final decree that the Company's bankruptcy case is closed.


NOTE D -- WORKERS' COMPENSATION AND UMWA RETIREE HEALTHCARE BENEFITS

The Company is required under Federal and State legislation to pay injury-related and pneumoconiosis (black lung) benefits to eligible employees, certain former employees and dependents. Effective June 19, 1991, the Company obtained commercial insurance to cover these State and Federal benefits. Prior to that time, the Company was self-insured and maintained a Workers' Compensation Benefit Trust (the "Trust") through which the Company's portion of the ultimate payment of claims was funded.

The Company had letters of credit with a bank totaling $11,642,389 to satisfy the statutory requirement of securing the payment of workers' compensation benefits to employees. As a result of the Company's 1991 bankruptcy filing, the Commonwealth of Kentucky revoked the Company's self-insurance certificate and assumed responsibility for state workers' compensation benefits related to claimants last employed by the Company on and before June 18, 1991. The State called a $10,642,389 letter of credit, deposited the funds in an account of the State and proceeded to pay benefits and defense costs of the benefit claims assumed. An insurance company also called a $1,000,000 letter of credit due to the bank's refusal to renew the letter of credit securing its bond; one-half of the proceeds are being held in escrow on behalf of the Company, $500,000 having been returned to the Company and, in turn, paid to the U.S. Department of Labor pursuant to an agreement with the D.O.L. The bank liquidated the assets of the Trust and required the Company to sell other collateral to recover its payments under these letters of credit.

With the liquidation of the Trust, the Office of Workers' Compensation Programs of the DOL assumed responsibility for the payment of approved federal claims of the Company. During fiscal 1993, a settlement agreement was reached with the DOL in connection with the Company's Plan of Reorganization.

As a condition of a settlement agreement reached during 1993 between the Company and the State of Kentucky, the Company is now responsible for payments of claims commencing August 1, 1995. Based on claims settled, filed or expected to be filed, the Company performed an internal valuation of the future liability and recorded a provision of $7,604,179, which was the estimated present value of future payments which will be made by the Company. During 1995, the valuation was updated and the reserve increased by $499,578 for interest expense during the year. The discount rate used in determining the reserve was 7% in 1995 and 1994. Due to cash payments exceeding interest accruals, the reserve amount is $8,118,167 at September 30, 1995.


As of March 31, 1995, estimated future undiscounted payments for workers' compensation claims which will be made by the Company were summarized as follows:

     1996                                                     $ 1,500,000
     1997                                                       1,575,000
     1998                                                       1,275,000
     1999                                                       1,020,000
     2000                                                         960,000
     Thereafter                                                 5,442,708
                                                               ----------
     Total Estimated Future Undiscounted Payments              11,772,708
     Amounts Representing Interest                              3,668,951
                                                               ----------
     Present Value of Estimated Future Payments
     (Including $1,010,206 Classified as Current)             $ 8,103,757
                                                               ==========

During 1994, the Company received notice from the Social Security Administration claiming the Company is responsible for health care and death benefit premiums for certain retired coal miners who were members of the United Mine Workers of America (UMWA) and their beneficiaries under the newly-effective Coal Industry Retiree Health Benefit Act of 1992 (the Coal Act). The premiums are assessed annually and relate to retired miners who are said to have worked for the Company. These payments should tend to diminish over time, but could continue as long as there are eligible participants.

Based on information received from various sources and initial actuarial assumptions and analysis, an extraordinary provision of $24,624,737 (net of tax benefits totaling $1,493,366) was recorded in 1994 to reflect payments made during 1994 and the present value of the estimated future payments ($25,634,851) related to this legislation, in accordance with the conclusions of the Financial Accounting Standards Board's Emerging Issues Task Force. The tax benefit related to this charge will be realized as these cash payments are made.

The reserve for coal miners retiree health care decreased from $25,634,851 at March 31, 1994, to $23,346,874 at March 31, 1995, due to payments made exceeding interest expense during the year. The reserve balance at September 30, 1995 was $22,645,656; however, additional individuals have since been tentatively assigned to the Company.


As of March 31, 1995, estimated future undiscounted payments for coal miners retiree health care were summarized as follows:

     1996                                                     $ 2,894,107
     1997                                                       2,393,000
     1998                                                       2,283,000
     1999                                                       2,178,000
     2000                                                       2,078,000
     Thereafter                                                24,209,157
                                                               ----------
     Total Estimated Future Undiscounted Payments              36,035,264
     Amounts Representing Interest                             12,688,390
                                                               ----------
     Present Value of Estimated Future Payments
     (Including $1,303,238 Classified as Current)             $23,346,874
                                                               ==========


NOTE E -- CONTINGENT GAINS

Since the Company has not had a contractual relationship with the UMWA since 1964 and never bargained for nor guaranteed any health care or death benefits, a lawsuit was filed which challenges the constitutionality of the Act discussed in the preceding note. During 1995, this lawsuit was dismissed by the Federal District Court; however, an appeal has been filed. If the Company prevails in this lawsuit, its obligations under the Act would be eliminated.

The Company has also made a request to the Social Security Administration for relief based on an administrative review of approximately one-third of the assigned individuals. This matter could cause future payments under the Act to be reduced significantly.

The ultimate outcome of each of these proceedings is uncertain at the present time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of the Company's coal operations for the three-month and six-month periods ended September 30, 1995 and 1994 are summarized as follows:

                     Three-Months Ended Sept.30     Six-Months Ended Sept. 30
                     -------------------------      --------------------------
                              1995         1994              1995         1994
                        -----------------------         -----------  -----------
Net Product sales      $23,799,821  $19,387,252         $41,615,844  $37,779,430
Operating expenses and
  purchased products    16,894,233   14,534,876          29,054,703   28,251,117
Other operating expense  3,973,798    2,341,901           6,838,933    4,386,281
Adm. Selling and
 Transportation expenses   505,000      470,000             955,000      920,000
                        ----------   ----------          ----------   ----------

 Total Expenses         21,373,031   17,346,777          36,848,636   33,557,398
                        ----------   ----------          ----------   ----------
INCOME FROM COAL
 OPERATIONS        $     2,426,790  $ 2,040,475         $ 4,767,208  $ 4,222,032
                        ==========   ==========          ==========   ==========

Tons sold                  789,813      667,915           1,370,021    1,308,739

Sales per ton               $30.13       $29.03              $30.38       $28.87
Cost of sales per ton        27.06        25.97               26.90        25.64
                             -----        -----               -----        -----
 Margin per ton             $ 3.07       $ 3.06              $ 3.48       $ 3.23
                             =====        =====               =====        =====



The Company's income from coal operations for the six-month period ended September 30, 1995, amounted to $4,767,200 of which $2,426,790 (51%) was generated in the second fiscal quarter. Fifty-eight (58%) percent of the current fiscal year's tonnage was shipped in the second quarter. Per ton coal prices for the year have increased approximately $1.50 (5%) over the preceding year, reflecting the pass-through of workers' compensation costs and higher tonnages shipped to stoker and metallurgical markets. Per ton costs have also increased about five (5%) percent over the preceding year's costs due primarily to workers' compensation costs. Production from the Company's reserves continued to provide about 95% of total coal shipped. Management anticipates shipments will continue at current levels for the remainder of the fiscal year. The current year's six-month earnings from coal operations were offset by interest expense accruing on the Company's future obligations under the Coal Industry Retiree Health Benefit Act of 1992 ($807,000) and Kentucky Workers' Compensation ($286,800), as well as bank debt and reorganization liabilities ($966,500). Interest expense is comparable for the quarter and year-to-date periods of both years, except that bank debt interest decreased $34,600 in the second quarter, reflecting renegotiated bank loan terms. Administrative, selling and transportation costs have increased $35,000 primarily due to increased reserves for uncollected notes receivable from operators.

FINANCIAL CONDITION AND LIQUIDITY

Operating activities for the current year have not generated significant cash due to increased inventories and trade accounts receivable, reflecting higher levels of production and shipments. Capital expenditures of $442,500 for the first six-months represent a rate of expenditures lower than the year's projected $1,250,000 rate. Long-term debt and capital leases have been reduced by $2,049,000 during the first six months. Coal Act premium payments ($1,508,100) and Kentucky Workers' Compensation payments ($309,800) continued to challenge the Company's liquidity.


                              PART II.  OTHER INFORMATION




ITEM 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits - None

    (b) Reports on Form 8-K - No current reports were filed during the quarter ended September 30, 1995.


                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             BLUE DIAMOND COAL COMPANY
                                             ---------------------------------
                                                       Registrant



Date:  November 13, 1995                                  Ted B. Helms
                                             ---------------------------------
                                                          Ted B. Helms
                                                            President



Date:  November 13, 1995                                  W. S. Lyon, III
                                             ---------------------------------
                                                          W. S. Lyon, III
                                                          Treasurer