Form 10-Q
period 1995-12-31
BLUE DIAMOND COAL CO
filed 1996-02-13
CIK 704870

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                       Form 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1995            Commission File Number 0-10610
                  -----------------                                   -------

                             BLUE DIAMOND COAL COMPANY
------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


       Delaware                                                     62-0133200
-------------------------------                         ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)


P. O. Box 59015, 341 Troy Circle, Knoxville, TN               37950-901
-----------------------------------------------         ----------------------
   (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code           (423) 588-8511
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
                                                     YES  X       NO
                                                         -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1995.



              Class                           Outstanding at December 31, 1995
------------------------------------          --------------------------------
     Common Stock, $1 Par Value                         935,220 Shares




                               BLUE DIAMOND COAL COMPANY

                                         INDEX

                                                                         Page
PART I.  FINANCIAL INFORMATION                                          Number
                                                                        ------
     Item 1.   Financial Statements

               Consolidated Condensed Balance Sheet
               December 31, 1995 (Unaudited) and
               March 31, 1995 (Audited)......................................3

               Consolidated Condensed Statement of
               Income (Unaudited) - Three-Months and Nine-Months
               Ended December 31, 1995 and 1994..............................5

               Consolidated Condensed Statements of
               Changes in Cash Flows (Unaudited)
               Nine-Months Ended December 31, 1995 and 1994..................6

               Notes to Consolidated Condensed
               Financial Statements..........................................7


     Item 2.   Management's Discussion and Analysis of Results
               of Operations and Financial Condition.................,......11


PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K.............................12



                             PART I.  FINANCIAL INFORMATION
                       BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED BALANCE SHEET

                                                  December 31       March 31
                                                      1995            1995
                                                 ------------     -----------
                                                  (Unaudited)
ASSETS
CURRENT ASSETS
  Cash                                          $      9,053     $    694,811
  Short Term Investments                                 -0-        1,112,100
  Accounts and Notes Receivable                   10,191,181        5,986,388
  Inventories - Coal                               3,122,369        1,938,886
  Inventories - Supplies                           1,815,543        1,716,129
  Other Current Assets                               648,537          554,146
                                                 -----------      -----------
    TOTAL CURRENT ASSETS                        $ 15,786,683     $ 12,002,460

PROPERTY, PLANT AND EQUIPMENT                    119,974,603      121,849,660
  Less:  Accumulated Depreciation & Depletion     50,365,955       49,637,733
                                                 -----------      -----------
    NET PROPERTY, PLANT & EQUIPMENT               69,608,648       72,211,927
Investments                                          651,735           15,966
Other Assets                                       1,737,486        1,823,333
                                                 -----------      -----------
    TOTAL ASSETS                                $ 87,784,552     $ 86,053,686
                                                 ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable                                 $    320,025     $        -0-
  Current Notes Payable and Capital Leases         3,019,293        2,398,852
  Accounts Payable and Accrued Expenses           10,083,175        8,134,616
  Current Portion of Reorganization Liabilities      481,698        1,478,147
                                                 -----------      -----------
    TOTAL CURRENT LIABILITIES                     13,904,191       12,011,615

LONG-TERM LIABILITIES
  Long-term Debt                                  11,682,448       14,441,990
  Reserve for Health Care & Workers Compensation  27,602,755       29,137,187
  Reorganization Liabilities                       2,964,661        2,762,124
  Deferred Income Taxes                            1,935,000        1,935,000
  Other Liabilities                                  757,342          698,469
                                                 -----------      -----------
    TOTAL LONG-TERM LIABILITIES                   44,942,206       48,974,770

STOCKHOLDERS' EQUITY
  Common Stock - $1 Par Value, 1,000,000 Shares
    961,132 Issued (Including Treasury Stock)        961,132          961,132
  Additional Paid-In-Capital                      24,305,480       24,305,480
  Treasury Stock - 25,912 Shares at 12/30 & 3/31  (2,197,420)      (2,197,420)
  Retained Earnings                                5,868,963        2,013,784
  Less:  Notes Receivable Secured by
         Common Stock of Company                           0          (15,675)
    TOTAL STOCKHOLDERS' EQUITY                    28,938,155       25,067,301
                                                 -----------      -----------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $ 87,784,552     $ 86,053,686
                                                 ===========      ===========

NOTE: The Balance Sheet at March 31, 1995 has been derived from the Audited Financial Statements of that date.

See Notes to Consolidated Condensed Financial Statements.

                   BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                UNAUDITED

                      Three Months Ended Dec. 31       Nine Months Ended Dec. 31
                      --------------------------       -------------------------
                          1995          1994                1995          1994
                      -----------  ------------        -----------     ---------
REVENUES
 Net Product Sales     $24,171,052  $21,239,794       $65,786,896 $59,019,224
 Interest Income            31,567        7,304            56,105      37,019
 Gain (Loss) on Sale
   of Fixed Assets          12,030            0            33,012      (5,455)
                        ----------   ----------        ----------  ----------
   TOTAL REVENUES       24,214,649   21,247,098        65,876,013  59,050,788

COSTS AND EXPENSES
 Operating Expenses
   & Purchased Products 17,670,256   15,584,135        46,724,959  43,835,252
 Other Operating Chgs.   4,024,404    2,691,308        10,863,337   7,077,589
 Adm., Selling &
  Transportation Exp.      400,000      500,000         1,355,000   1,420,000
 Interest Expense          972,526    1,078,774         3,032,817   3,202,340
 Other Expense              18,309       36,268            44,720      77,691
                        ----------   ----------        ----------  ----------
TOTAL COSTS & EXPENSES  23,085,495   19,890,485        62,020,833  55,612,872


Income Before
  Income Tax Expense     1,129,154    1,356,613         3,855,180   3,437,916
Income Tax Expense             000          000               000         000
                        ----------   ----------        ----------  ----------
   NET INCOME          $ 1,129,154  $ 1,356,613       $ 3,855,180 $ 3,437,916
                        ==========   ==========        ==========  ==========


Average Number of Common
 Shares Outstanding        935,220      935,220           935,220     935,220
                           =======      =======           =======     =======

PER SHARE OF COMMON STOCK:
Net Income Based on
 Average Shares Outstanding  $1.21        $1.45             $4.12       $3.68
                              ====         ====              ====        ====

Cash Dividends Declared
  and Paid                   $0.00        $0.00             $0.00       $0.00
                              ====         ====              ====        ====



                  BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN CASH FLOWS
                                  UNAUDITED

                                                 Nine Months Ended December 31
                                                 -----------------------------
                                                    1995                1994
                                                 -----------        ----------
OPERATING ACTIVITIES
 Funds Provided (Used) from Operations,
   Adjusted for Depreciation and Gain on
   Sale of Fixed Assets                          $7,059,006        $5,699,370
 (Increase) Decrease in Accounts Receivables     (4,204,793)       (3,665,098)
 (Increase) Decrease in Inventories              (1,282,897)       (1,483,575)
 (Increase) Decrease in Prepaid Assets               (8,544)           51,407
 (Decrease) Increase in Accounts Payable           (320,912)       (1,277,292)
 Other Changes from Operations                      476,331           (20,894)
                                                   ---------        ----------

 NET CASH FLOW USED BY OPERATING ACTIVITIES      $1,718,191          (696,082)


FINANCING ACTIVITIES
 Issuance (Reduction) of Short-Term Debt-Net        320,025         1,809,972
 Issuance (Reduction) of Long-Term Debt-Net      (1,974,326)       (1,435,420)
 Addition (Reduction) in Capital Lease-Net         (164,775)         (153,666)
                                                  ---------        ----------
  CASH PROCEEDS FROM FINANCING ACTIVITIES        (1,819,076)          220,886


INVESTMENT ACTIVITIES
 Expenditures for Property, Plant
   and Equipment                                   (600,548)         (999,002)
 (Increase) Reduction of
 Employee Notes Receivable                           15,675            24,803
                                                  ---------         ---------
  NET CASH USED BY INVESTING ACTIVITIES            (584,873)         (974,199)
                                                  ---------         ---------

NET INCREASE (DECREASE) IN CASH
 & CASH EQUIVALENTS                                (685,758)       (1,449,395)
                                                  ---------        ----------
Cash and Cash Equivalents
 at Beginning of Period                             694,811         1,453,556
                                                 ----------        ----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD     $    9,053       $     4,161
                                                  =========        ==========

See Notes to Consolidated Condensed Financial Statements.


                BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             December 31, 1995


NOTE A -- FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1995 and March 31, 1995, the results of operations for the nine-month period ended December 31, 1995 and 1994 and cash flows for the nine-month period ended December 31, 1995 and 1994.

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

As Debtor-in-Possession, the Company continued to operate its business and formulated a business plan for future operations. This plan formed the basis for the Company's proposed plan of reorganization that was intended to enable the Company to satisfy its pre-petition obligations and emerge from Chapter 11. This proposed plan of reorganization developed into the Fourth Amended Plan of Reorganization dated December 10, 1992 (as implemented and approved by the Confirmation Order, the "Plan of Reorganization"). On December
11, 1992, the Bankruptcy Court entered an order confirming the Plan of final decree that the Company's bankruptcy case is closed.


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

As a condition of a settlement agreement reached during 1993 between the Company and the State of Kentucky, the Company is now responsible for payments of claims commencing August 1, 1995. Based on claims settled, filed or expected to be filed, the Company performed an internal valuation of the future liability and recorded a provision of $7,604,179, which was the estimated present value of future payments which will be made by the Company. During 1995, the valuation was updated and the reserve increased by $499,578 for interest expense during the year. The discount rate used in determining the reserve was 7% in 1995 and 1994. Due to cash payments exceeding interest accruals, the reserve amount is $7,643,877 at December 31, 1995.



          workers' compensation claims which will be made by the Company were summarized as follows:

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

Based on information received from various sources and initial actuarial assumptions and analysis, an extraordinary provision of $26,624,737 (net of tax benefits totaling $1,493,366) was recorded in 1994 to reflect payments made during 1994 and the present value of the estimated future payments ($25,634,851) related to this legislation, in accordance with the conclusions of the Financial Accounting Standards Board's Emerging Issues Task Force. The tax benefit related to this charge will be realized as these cash payments are made.

The reserve for coal miners retiree health care decreased from $25,634,851 at March 31, 1994, to $23,346,874 at March 31, 1995, due
to payments made exceeding interest expense during the year. The reserve balance at December 31, 1995 was $22,557,900; however, additional individuals have since been tentatively assigned to the Company.



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
                                                           ==========


NOTE E -- CONTINGENT GAINS

Since the Company has not had a contractual relationship with the UMWA since 1964 and never bargained for nor guaranteed any health care or death benefits, a lawsuit was filed which challenges the constitutionality of the Act discussed in the preceding note. During 1995, this lawsuit was dismissed by the Federal District Court; however, an appeal has been filed. If the Company prevails in this lawsuit, its obligations under the Act would be eliminated. The Company has also made a request to the Social Security Administration for relief based on an administrative review of approximately one-third of the assigned individuals. This matter could cause future payments under the Act to be reduced.

The ultimate outcome of each of these proceedings is uncertain at the present time.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of the Company's coal operations for the three-month and nine-month periods ended December 31, 1995 and 1994 are summarized as follows:

                      Three-Months Ended Dec 31      Nine-Months Ended Dec. 31
                      -------------------------      --------------------------
                      1995         1994              1995         1994
                      -------------  ----------      -----------  -----------
Net Product sales     $24,171,052  $21,239,794        $65,786,896  $59,019,224
Operating expenses
& purch. products      17,670,256   15,584,135         46,724,959   43,835,252
Other operating exp.    4,024,404    2,691,308         10,863,337    7,077,589
Adm. Selling and
 Transportation Exp.      400,000      500,000          1,355,000    1,420,000
                       ----------   ----------         ----------   ----------

 Total Expenses        22,094,660   18,775,443         58,943,296   52,332,841
                       ----------   ----------         ----------   ----------

INCOME FROM COAL
 OPERATIONS           $ 2,076,392  $ 2,464,351        $ 6,843,600  $ 6,686,383
                       ==========   ==========          ==========   ==========

Tons sold                 821,320      723,568          2,191,341    2,032,307

Sales per ton              $29.43       $29.35             $30.02       $29.04
Cost of sales per ton       26.90        25.95              26.90        25.75
                            -----        -----              -----        -----
 Margin per ton            $ 2.53       $ 3.40             $ 3.12       $ 3.29
                            =====        =====              =====        =====


The Company's coal operations have generated $2,340,400, $2,426,800 and $2,076,400 during the first, second and third quarters, respectively, of the current fiscal year. These results compare with $2,181,600, $2,040,400 and $2,464,400 for the same quarters of the preceding fiscal year. Annual shipped tons are anticipated to increase to approximately 3,000,000 from last years shipments of 2,634,200. Continued market pressures have required the Company to ship higher quality, higher cost, coal with no corresponding increase in selling price, thus reducing margins. These pressures will continue and will require careful selection of additional coal markets and a mix of production capacity. The Company and its contract producers have been able to obtain Workers' Compensation coverage in the voluntary market at favorable rates; however, Kentucky Workers' Compensation costs continue to pose serious challenges.

Interest expense accrued for the nine months ended December 31, 1995 and 1994 was as follows:

                                 1995          1994         Change
                              ----------    ----------    ---------
      UMWA Coal Act           $1,204,800    $1,292,300    $(87,500)
      Workers Compensation       426,500       371,700      54,800
      Bank Debt                1,401,500     1,538,300    (136,800)
                               ---------     ---------     -------
        TOTAL                 $3,032,800    $3,202,300   $(169,500)
                               =========     =========    ========


Lower bank debt interest reflects more favorable terms in the current year. Other changes in interest expense were reflections of changes in balances of reserve.


FINANCIAL CONDITION AND LIQUIDITY

Nine months of current year operating activities have generated
$7,100,000, but have required $5,341,000, reflecting an increase inactivity for the period. Capital expenditures of $600,500 compare with an annual projection of $1,100,000. The Company has paid
$1,993,800 in governmental imposed Coal Act premiums and $923,900 in assumed Kentucky Workers' Compensation obligations during the nine months ended December 31, 1995. Coal Act premiums and Kentucky
Workers' Compensation payments are expected to continue at current levels and challenge the Company's future liquidity.


                              PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits - None

    (b) Reports on Form 8-K - No current reports were filed during the quarter ended December 31, 1995.



                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            BLUE DIAMOND COAL COMPANY
                                           --------------------------
                                                    Registrant



Date:  February 13, 1996                          Ted B. Helms
     -----------------------               --------------------------
                                                  Ted B. Helms
                                                    President



Date:  February 13, 1996                          W. S. Lyon, III
     -----------------------               --------------------------
                                                  W. S. Lyon, III
                                                     Treasurer