Form 10-K405
period 1996-03-31
BLUE DIAMOND COAL CO
filed 1996-06-27
CIK 704870

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                             FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the fiscal year ended March 31, 1996      Commission file no. 0-10610
                          --------------                        -------
                        BLUE DIAMOND COAL COMPANY
- -------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

         Delaware                                           62-0133200
- -------------------------------                       -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

P.O. Box 59015, 341 Troy Circle, Knoxville, Tennessee       37950-9015
- -----------------------------------------------------   -----------------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (423) 588-8511
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class               Name of each exchange on which registered
      NONE                                        NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 Par Value
    (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                            ------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to
such filing requirements for the past 90 days.     Yes  X    No
                                                        ----     -----

Indicate by check mark whether registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes  X    No
                               -----    ------


As of May 31, 1996, 935,220 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock (based upon the average bid and asked price of such stock on May 31, 1996) held by nonaffiliates of the Company was approximately $10,312,000.

Documents Incorporated by Reference

The Company's definitive proxy statement for the Annual Meeting of Stockholders scheduled for August 27, 1996 is incorporated by reference in Part III hereof.




                          TABLE OF CONTENTS

                             PART I

     Item 1.   Business

     Item 2.   Properties

     Item 3.   Legal Proceedings

     Item 4.   Submission of Matters to a Vote of Security Holders

PART II

     Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

     Item 6.   Selected Financial Data

     Item 7.   Management's Discussion and Analysis of Financial
               Condition and results of Operations

     Item 8.   Financial Statements and Supplementary Data

     Item 9.   Disagreements on Accounting and Financial
               Disclosure

PART III

    Item 10.   Directors and Executive Officers of the Registrant

    Item 11.   Executive Compensation

    Item 12. Security Ownership of Certain Beneficial Owners and Management

    Item 13.   Certain Relationships and Related Transactions


PART IV

    Item 14.   Exhibits, Financial Statement Schedules, and
               Reports of Form 8-K


PART I

ITEM 1.  BUSINESS

Blue Diamond Coal Company ("Blue Diamond" or "Company" or "Registrant") was incorporated on November 8, 1922 under the laws of the state of Delaware. The principal offices are located at 341 Troy Circle, Knoxville, Tennessee 37919. At March 31, 1996, Blue Diamond was engaged, together with its wholly owned subsidiary, Blue Diamond Coal Export Company, in the leasing of coal properties and the purchasing, processing and selling of bituminous coal. Eolia Resources, a wholly owned subsidiary, owns certain mineral rights for sand, clay and mica in Swain and Jackson Counties, North Carolina.

The principal product of the Registrant is low-sulfur coal suitable for industrial and utility uses. The Company purchases coal produced by independent operators from underground and surface mines on properties owned or leased by it in southeastern Kentucky. Blue Diamond also purchases a limited amount of coal for processing from other properties. The processing and loading for shipment to the customer of coal purchased from said operators is performed by employees of the Company. The Company's operations accounted for less than 1% of the nation's 1995 coal production.

The following table sets forth Blue Diamond's production and contractor produced coal on a clean coal basis for each of the last five fiscal years:


Fiscal Year              Total          Blue Diamond          Contract
Ended March 31        Production         Production          Production
- --------------        -----------       ------------         ----------
    1992               1,600,935           239,807            1,361,128
    1993               2,014,631               -0-            2,014,631
    1994               1,953,044               -0-            1,953,044
    1995               2,479,487               -0-            2,479,487
    1996               2,934,798               -0-            2,934,798


Blue Diamond also acts as Sales Agent for other producers whose tonnages are produced and shipped from properties and locations other than Blue Diamond's and are not included in the above table. The Company's coal, both purchased and brokered, is sold primarily to utility companies and industrial users. The coal is transported by rail and truck, except for destinations in the Great Lakes area and on inland waterways where rail or truck to barge is utilized.

Blue Diamond's steam coal competes with hydroelectric and nuclear power as well as other fossil fuels in the production of electricity. The Company competes in markets located in the southeastern and midwestern United States.


The following table sets forth on a per ton basis, the selling price, cost of sales and depreciation expense for each of the last five fiscal years.


      Fiscal Year     Average Selling   Cost of Sales     Depreciation
    Ended March 31     Price Per Ton      Per Ton        Expense Per Ton
    --------------    ----------------  --------------   ---------------
        1992           $29.36             $30.16              $1.91
        1993           $29.03             $27.62              $1.47
        1994           $29.27             $29.73              $1.20
        1995           $29.15             $26.26              $1.26
        1996           $29.74             $27.76              $1.34


Sales are primarily through the Registrant's sales department which has offices in Knoxville, Tennessee, and Cincinnati, Ohio. During the fiscal year ending March 31, 1996, the total dollar sales were divided as follows: Steam Coal, 89.0% and Industrial and Domestic Coal, 11.0%.
These figures compare with 90.1% and 9.9%, respectively, in the previous fiscal year and with 87.8% and 12.2%, respectively, in the fiscal year ending March 31, 1994. There have been no export sales on a direct basis since the year ended March 31, 1991, although Blue Diamond shipped coal for export through three brokers.

During the fiscal year ended 1996, two customers each accounted for more than 10% of total coal sales. Georgia Power Company and Orlando Utilities Commission accounted for 31.0% and 31.3%, respectively, of consolidated revenue from coal sales. The coal supply agreement with Central Illinois Light Company, the third largest customer with just under 10% of total coal sales, expired in December 1995.

Blue Diamond is subject to substantial environmental regulation, primarily as a result of the Surface Mining Control and Reclamation Act of 1977 and Amendments. The Act and regulations thereunder set forth requirements for surface mining operations and for the surface effects of deep mining operations. The provisions of the Act are enforced by the state of Kentucky through its Department of Natural Resources and Environmental Protection (DNREP) and by the federal government through the Office of Surface Mining (OSM). The Company is also subject to the Federal Water Pollution Control Act and the Federal Clean Air Act, which are enforced by the Environmental Protection Agency (EPA) and other federal and state agencies.

The Company believes the mining operations covered by the permits it holds are in substantial compliance with applicable laws and regulations regarding the environment. During the past fiscal year, only one (1) Notice of Noncompliance was issued Company-wide by the Commonwealth of Kentucky. It was finalized without any penalty being imposed. No violations were issued to Blue Diamond by the Division of Water during the past fiscal year.

The Company has made, and continues to make, substantial capital expenditures in the construction of dams, sedimentation ponds, diversion ditches, piping, culverting and sump ponds. For the fiscal year ended March 31, 1996, capital expenditures related to environmental projects totaled $372,444 for all mines with approximately one-fifth being spent at the refuse areas. Similar capital expenditures for the fiscal years ending March 31, 1997 and March 31, 1998 are estimated to amount to $350,000 and $300,000, respectively. These amounts may change as a result of new regulations or unforeseeable conditions and would be significantly higher if operations of the Company were permanently discontinued.

On May 17, 1991, Blue Diamond Coal Company filed for protection under the provisions of Chapter 11 of the United States Bankruptcy Code. The Plan of Reorganization was confirmed on December 11, 1992 and a Final Decree closing the Bankruptcy Case was issued on April 6, 1995. The reader is directed to Note 2 to the Consolidated Financial Statements for a discussion of the treatment of the remaining liabilities under the Plan.

As of March 31, 1996, Blue Diamond employed 52 people, including management personnel.


ITEM 2.  PROPERTIES

Blue Diamond controls various coal seams through ownership or long-term leases at its coal mining complex at the Beech Fork/Leatherwood Operation at Slemp, Kentucky. Underground production is derived from the Alma, Hazard #4 and Leatherwood (Hazard #5A) coal seams. Surface production consists primarily of the Leatherwood Seam and the Hazard #10
- - #12 Seams. Several other seams of mineable thickness are located on the Company's properties.

Independent producers currently operate ten deep and four surface mines producing coal from the Company's reserves. In addition, the Company procures limited amounts of production from mines not on the Company's property. The Company and/or its contractors are continually in the process of permitting additional mines on Company reserves.

The Jasper K. Cornett Preparation Plant at Beech Fork can process up to 1,250 tons per hour of raw coal and can handle production from all the contractor operations. The plant utilizes heavy medium vessels for the coarse coal circuit and Deister tables and spiral classifiers for the fine coal circuit. It is located on leased property and was completed in 1990 at a cost of approximately $34 million.

The reserves for the properties described above are located in Harlan, Leslie, Letcher and Perry Counties, Kentucky. Approximately 6,270 acres are owned by the Company in either fee or mineral rights only, while another 59,500 acres are held under leases which generally remain in effect until exhaustion of mineable and merchantable coal. The owned coal properties were purchased at various times in the 1970's and 1980's for a total cost of $889,000.

The registrant owns approximately 500 acres of non-coal land in Knox County, Kentucky. This land is recorded on the Company's books at a value of $328,500.

For a summary of all the Company's property, plant and equipment, including depreciation and depletion, the reader is directed to the Consolidated Balance Sheet at Page 19.

The John T. Boyd Company (Boyd), Pittsburgh, Pennsylvania, estimated the Company's recoverable reserves in 1989 on the Leatherwood/Beech Fork properties. Adjusting this report to reflect production, additional exploration and leases, the reserves at March 31, 1996 which have been determined to be both economically and legally extractable at this time are as follows:

                 Summary of Clean Recoverable Coal Reserves
                      (In Thousands of Clean Tons)

                 Measured         Indicated     Total (1) (2)
                 --------         ---------     -------
                38,793            22,718        61,511


(1)  Of this total, 59.9 million tons are deep mine reserves.

(2) The average recovery on extraction of surface mine reserves is calculated using an 85% and a 90% factor on tons in-place for contour strip and mountaintop reserves, respectively. The deep mine reserves are mined using continuous miner equipment with a 50% mining recovery. A washer loss of 10% is used for deep mine tonnage which allows for spillage, displaced coal and plant efficiency.


ITEM 3.  LEGAL PROCEEDINGS

The Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act") was enacted by Congress to fund deficits which exist in certain United
Mine Workers of America (UMWA) Welfare Funds. Although Blue Diamond employees were last covered by a UMWA Wage Agreement which expired in 1964, the Company was assessed significant annual premiums under this legislation to fund a portion of said deficits. Adversary Proceeding
No. 93-3065 styled Blue Diamond Coal Company vs. Donna Shalala,
Secretary of Health and Human Services, and Joseph P. Connors, Sr.,
Marty D. Hudson, Thomas O.S. Rand, Elliott A. Segal, Carlton R. Sickles, Gail R. Wilensky, Trustees of the United Mine Workers' of America
Combined Benefit Fund was filed in the United States Bankruptcy Court for the Eastern District of Tennessee on May 24, 1993 and was subsequently moved to Federal District Court. The case, seeking a Declaratory Judgment declaring the Coal Act to be in violation of the Company's fundamental rights under the United States Constitution, was dismissed by the District Court by the Opinion entered November 9, 1994. An appeal was filed with the United States Court of Appeals for the Sixth Circuit at Cincinnati, Ohio, and a three judge panel filed a Decision on March 21, 1996 which upheld the Order of the District Court. A Petition for Rehearing and Suggestion for Rehearing En Banc was filed by the Company's attorneys in late April.

The Company, in addition to the lawsuit above, is seeking administrative relief in regard to the beneficiary assignments it received from the Social Security Administration (SSA). Evidence supporting Blue Diamond's position has been transmitted to the SSA Service Centers. The reader is referred to Note 8 to the Consolidated Financial Statements for a discussion of the Company's recognition on its balance sheet of the present value of the future post-retirement premiums brought about by The Coal Act. In recording the liability, no reductions for administrative relief or for the lawsuit were recognized due to the uncertainty of the outcome of these events.

A number of administrative actions are pending against the Company involving claims for compensation of employees who have allegedly contracted "Black Lung" disease or who were injured in the course of their employment. In March 1975, Blue Diamond established a trust, approved by the Internal Revenue Service, which made the actual payments to individuals qualifying for Workers' Compensation Benefits, including Black Lung benefits. On June 10, 1991, the Commonwealth of Kentucky's Workers Compensation Commission withdrew the Company's self-insurance certificate and called a $10.6 million letter of credit which was secured, in part, by the assets of the Trust. First American Trust Company subsequently liquidated the majority of the Trust assets and applied the proceeds toward the obligation of the Company to the Bank.

Certain obligations for state and federal workers' compensation remain due to actions by the Commonwealth of Kentucky and the assumption of obligation for payment of federal claims by the United States Department of Labor. In conjunction with its' confirmed Plan of Reorganization, Blue Diamond entered into settlement agreements with the Commonwealth of Kentucky for state workers' compensation claims and the United States Department of Labor for federal claims. The Commonwealth agreed to recognize Blue Diamond's self-insurance through June 18, 1991, and in return, Blue Diamond agreed that to the extent that the $10.6 million was insufficient to satisfy claims filed for employees terminated prior to June 19, 1991, the shortfall would be assumed and paid by Blue Diamond. Payments resulting from this shortfall commenced in July 1995. Attention should be directed to Note 8 to the Consolidated Financial Statements for further discussion.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year reported on.


                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

An established public trading market does not exist for Blue Diamond's common stock, but a few brokers make a market from time to time over-the-counter. The following table sets forth the high and low bid quotations for Blue Diamond common stock in the over-the-counter market in each of the last two fiscal years.


      Year Ending March 31          High              Low
      --------------------         ------            -----
      1995
          1st Quarter              $14                $11
          2nd Quarter              $20                $12 1/4
          3rd Quarter              $17 1/4            $14
          4th Quarter              $15 1/2            $13

      1996
          1st Quarter              $19 1/2            $13
          2nd Quarter              $21 1/2            $16
          3rd Quarter              $22                $19
          4th Quarter              $23                $22

The foregoing quotations were taken from the National Quotation Bureau Report with quotes supplied by the National Association of Securities Dealers through the NASD OTC Bulletin Board. They represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

No dividends have been paid on the Company's stock since the year ended March 31, 1990.

Under the terms and conditions of the Company's Loan Agreement with PNC Bank, Kentucky, Inc. (formerly Citizens Fidelity Bank and Trust Company), First Union National Bank of Virginia (formerly Dominion Bank, National Association), and First American National Bank, no dividends may be paid on the Company's capital stock or funds set aside for such purpose without the prior written consent of the Bank Group. In addition, the Company may not redeem or purchase any of its capital stock without the prior written consent of the banks.

The Registrant had 442 stockholders of record on June 1, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

               SELECTED FINANCIAL INFORMATION OF BLUE DIAMOND COAL COMPANY
                    (Amounts in Thousands Except Per Share Amounts)

                    1996         1995      1994        1993          1992
                   -------     -------    -------    -------      --------
Net Sales & Operating
 Revenues          $89,967     $77,254     $69,276     $65,029     $67,681
Net Income (Loss)    5,242 (b)   3,713     (28,409)(c)    851 (e)  (10,739)(a)
Net Income (Loss)
  Per Common Share    5.61        3.97      (30.38)      1.67       (28.71)

Total Assets        86,846      86,054      86,818     89,055       94.246
Long Term Debt &
 Capital Leases     13,937      17,200      21,100     24,383(d)       130(d)
Cash Dividends Declared
  Per Common Share     .00         .00         .00        .00          .00


Note (a)  Includes a write-down of assets of $8,920,100.

     (b) Includes credit for UMWA coal miners retiree health care and charge for Workers Compensation benefits in the net benefit amount of $484,900 before taxes.

     (c) Includes provisions for UMWA coal miners retiree health care and Kentucky workers' compensation benefits in the amount of $35,722,300 before taxes.

     (d) Virtually all 1992 debt was classified as short-term as the Company's Loan Agreement had expired and was being extended periodically through the Bankruptcy proceedings. The majority of this debt was reclassified to long-term when the new Term Loan Agreement was executed in December 1992.

     (e) Includes price adjustments of $917,900 for common stock issued in prior years in exchange for notes receivable secured by the common stock.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of the Company's coal operations for the three years ended March 31, 1996, 1995 and 1994 are summarized as follows:

                                     1996          1995            1994
                                 -----------    -----------     -----------
Net product sales                $89,468,400    $76,785,600     $68,182,400
Operating expenses
  and purchased products          64,208,600     57,658,300      51,311,800
Other operating expenses          17,062,200      9,809,800      16,181,100
Administrative, transportation,
 and selling expenses              2,232,100      1,699,300       1,774,900
                                  ----------     ----------      ----------
     Total Expenses               83,502,900     69,167,400      69,267,800
                                  ----------     ----------      ----------
     Income (Loss) From
     Coal Operations             $ 5,965,500    $ 7,618,200    $(1,085,400)
                                  ==========     ==========     ==========

Tons Sold                          3,008,400      2,634,200      2,329,700

Sales Per Ton                         $29.74         $29.15         $29.27
Expenses Per Ton                       27.76          26.26          29.73
                                       -----          -----          -----
Income (Loss) Per Ton                 $ 1.98         $ 2.89         $( .46)
                                       =====          =====          =====


(i) 1996 Vs. 1995 Operations. During the year ended March 31, 1996, coal operations generated income of $5,965,500 ($1.98 per ton) compared to $7,618,200 ($2.89 per ton) during the preceding year, a decrease of $1,652,700 or $.91 per ton. Product sales dollars increased $12,682,800 (16.5%), reflecting an increase in tonnage sold of 374,200 (14.2%) and an increase in the average selling price of $.59 per ton (2.0%). Total cost of tonnage sold increased $14,335,500 or $1.50 per ton.

Per ton cost increases due to effective royalty and tax rate increases and an additional accrual for the Company's future Kentucky workers' compensation claim obligations ($2,015,200 or $.67 per ton) offset reductions in operating expenses and purchased coal per ton costs.
The Company continues to adjust the mix of its underground and surface production to accomplish more cost and marketing efficiencies. To accomplish this, management continues to pursue the development of underground mining capacity by the addition and expansion of mines. Shipments of tonnage from the Company's properties increased by 447,600 tons, reflecting a full year's production from the Hazard #4 Seam Development which commenced in the middle of last year. Shipments from outside sources on behalf of the Company (brokered coal) decreased from 147,900 to 74,500. Surface coal mined by the Company's major stockholder provided approximately 1,130,300 tons, a decrease of 260,000 tons from the preceding year. Based on current and projected production, the Company expects to realize the recorded value of its coal reserves and related facilities.

Approximately 62% of the Company's shipments went to two major utility customers with whom the Company has long-term contracts extending past the year 2000. Intermediate terms and spot market shipments to utility, stoker and export markets comprised the balance of the Company's current business. The increase in average selling price per ton reflected increased stoker sales, more BTU premiums on utility shipments and less reliance on low quality spot business. Bad debt write-offs (in administrative expense) increased $546,900, reflecting primarily the write-off of a broker trade account receivable. Although the Company has obtained a judgment for the delinquent account, the collection depends on the existence of debtor assets. The Company is vigorously pursuing the collection of this judgment.

Interest expense declined $336,400, reflecting primarily decreases in interest accrued on coal miner retiree health care obligations
($106,400) and bank debt ($206,600).

As detailed in Note 8 to the Financial Statements, the Company had an extraordinary credit for coal miners retired health care of $2,674,100 (net of tax) in 1996, reflecting primarily a reduction of claimants assignable to the Company and a reduction of expected premiums. The Company continues to await possible additional administrative relief from the Social Security Administration's assignment of beneficiaries and continues to appeal an adverse ruling on the Coal Act's constitutionality to the Sixth Circuit Court of Appeals. The $2,015,200 charge to operations for Kentucky Workers' Compensation obligations reflects actual claim experience for previously pending claims and adjusts mortality for lifetime claims.

In 1996, alternative minimum tax not offset by net operating loss carry forwards ($24,500) and a reduction of net deferred income tax liabilities ($365,500) were recorded. In analyzing the valuation allowance for deferred tax assets, no future taxable income has been assumed. No income tax provision was required for 1995 due to taxable losses generated by timing differences related to depreciation and Coal Act premiums. No revision to the net deferred income tax liability was required in 1995 in accordance with FAS 109, since additional deferred tax liabilities were offset by a corresponding increase in deferred tax assets, net of reserves. Note 7 to the Consolidated Financial Statements provides additional information concerning the Company's Income Taxes.

(ii) 1995 Vs. 1994 Operations. During the year ended March 31, 1995, coal operations generated income of $7,618,200 ($2.89 per ton) compared to a loss of $1,085,400 ($.46 per ton) during the preceding year, an increase of $8,703,600 or $3.35 per ton. Product sale dollars increased $8,603,200 (12.6%), reflecting an increase in tonnage sold of 304,500 (13.1%) and a decrease in the average selling price of $.12 (less than 1%). Total expenses for tonnage sold decreased $3.47 per ton, reflecting primarily the $7,604,200 charge to 1994 Other Operating Expenses for the Company's future Kentucky workers' compensation claim obligations as described in Note 8 to the Consolidated Financial Statements.

During the year the Company continued to expand production from its own coal reserves to meet incremental coal shipment requirements as well as to replace approximately 167,000 tons of brokered coal. Thus, contract produced coal increased more than 500,000 tons over the previous year's production of 1,953,000 tons. These production increases reflect an entire year of mining in the Company's Royal Diamond Mine and approximately six months' mining in the Company's new Hazard #4 Seam development. Surface coal mined by the Company's major stockholder under sublease from the Company provided approximately 1,300,000 tons. Approximately 70% of the Company's shipments represent coal sold on two long-term contracts with price adjustment provisions to cover increased future production costs and terms extending past the year 2000. The balance of the Company's business currently reflects intermediate term and spot market shipments.

Interest expense increased approximately $2,366,600, reflecting the recognition of $2,204,500 of interest expense on the Company's UMWA coal miners retiree health care and Kentucky workers' compensation liabilities.

Liabilities recognized in the prior year for UMWA coal miners retiree health care premiums and Kentucky workers' compensation have been reviewed and determined to be sufficient. The Company continues to await possible administrative relief from the Social Security Administration's assignment of Coal Act health care beneficiaries and has appealed an adverse ruling on the Act's constitutionality to the Sixth Circuit Court of Appeals.

No income tax provision is required for 1995 due to taxable losses generated by timing differences related to depreciation and Coal Act premiums. No revision to the net deferred income tax liability is required in accordance with FAS 109 since additional deferred tax liabilities are offset by a corresponding increase in deferred tax assets, net of reserves. The 1994 provision for federal income taxes represents the expense of recognizing a deferred income tax liability under the liability method of recording income tax expense. The cumulative effect of the change of method in accounting for incomes taxes pursuant to Statement of Accounting Standards No. 109, "Accounting for Income Taxes," which the Company adopted in 1994, resulted in a charge to income of $410,300.

(iii) Liquidity and Capital Resources. The Company continued to make all pre-petition debt payments as required by its confirmed Reorganization Plan. The Company's working capital ratio improved from 1.00 at March 31, 1995 to 1.12 at March 31, 1996. Trade accounts receivable increased $4,366,800 to $9,892,500, reflecting increased sales activity and slow paying accounts, which have been subsequently collected.

The Company anticipates the following fiscal 1997 cash requirements:

	Liabilities under the Plan of Reorganization     $  463,200
	Long-term debt and capital lease obligations      2,878,300
	Workers' compensation benefits                      954,400
	Coal miners retiree health care                   1,692,200
	Capital expenditures                              1,360,000
                                                   ---------
    Total                                         $7,348,100
                                                   =========

Operations are expected to fund these needs with a $7,500,000 bank line of credit available to fund working capital requirements through December 31, 1996 and extendible at the lender's discretion. The Company anticipates said extension. No significant sale of assets is anticipated during the coming year. A $1,500,000 overland conveyor system is currently under study and, if constructed, would be funded with independent financing related to the project.

The Company has received some relief from coal miner retiree health care premiums and is hopeful of additional reduction of assigned beneficiaries. Kentucky workers' compensation payments commenced during the year and will continue for the foreseeable future. A commercial insurance program has provided some relief from anticipated insurance premium rate increases of the Company and certain of its operators. All of these items combined continue to challenge the Company's liquidity. No dividends were paid during 1996.

(iv) Inflationary Impact. General inflation of costs had no material impact on the Company's operations during fiscal year 1996 and no adverse effects from inflation are anticipated in 1997. Price adjustment provisions of long-term sales contracts are designed to provide protection from inflationary cost escalations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this report beginning on page 19.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The members of Blue Diamond's Board of Directors and the executive officers and their respective positions are listed below.

    Name                      Age    Position or Office
    ----                      ---    ------------------
    Ted B. Helms               47    President and Director
    Alexander A. Bonnyman*     39    Director
    Thomas H. Dickenson*       42    Director
    Leo Hamilton*              56    Director
    Stephen Hamilton           42    Director
    Thomas R. Hamilton         57    Director
    Thomas O'Connell           53    Director
    K. Roger Foster            56    Vice President & Secretary
    John E. Way, Jr.           49    Administrative Vice President
    William S. Lyon, III       44    Treasurer

	*Members of Audit Committee

The aforementioned directors were elected pursuant to the bylaws of Registrant and the Plan of Reorganization. The executive officers are elected by the Board of Directors to serve one year terms. Leo Hamilton and Stephen Hamilton are brothers and Thomas Hamilton is their cousin. There is no other family relationship between any of the Directors or Officers.

Ted B. Helms was elected President of the Company effective September 1, 1984. Mr. Helms was elected to the Board of Directors in August, 1983.

Alexander A. Bonnyman is currently the Principal in Pellissippi Marketing Consultants, established in January, 1993 and a Director, since 1994, of Powermetrix Corporation of Knoxville, Tennessee. He was Senior Sales Engineer for Photon Kinetics of Beaverton, Oregon from 1989 to 1992.
Mr. Bonnyman was elected a Director of Blue Diamond in August, 1987.

Thomas H. Dickenson has been a Partner in the Knoxville law firm of Hodges, Doughty and Carson since 1988. He is a member of the National Association of Bankruptcy Trustees and the American, Tennessee and Knox County Bar Associations. He represented Blue Diamond Coal Company in its bankruptcy case which culminated in a confirmed plan of reorganization. Mr. Dickenson was elected a Director in November, 1993.

Leo Hamilton has served as Vice President of Nally & Hamilton Enterprises for more than five years. He is a minority stockholder in Nally & Hamilton Enterprises, Inc. and Hamilton Holdings, Ltd. Mr. Hamilton is a mechanical engineer with extensive experience in the surface mining of coal, as well as manufacturing engineering. He was elected to Blue Diamond's Board of Directors in January, 1993.

Stephen Hamilton has served as Secretary/Treasurer of Nally & Hamilton Enterprises for more than five years. He is a minority stockholder in Hamilton Holdings, Ltd. and Nally & Hamilton Enterprises, Inc. (Surface contractor for Blue Diamond). He is a civil engineer with extensive experience in the administrative and financial aspects of surface coal mining. He was elected to the Board of Directors in August, 1995.

Thomas R. Hamilton is co-founder and the majority stockholder in Nally & Hamilton Enterprises, Inc., a contract surface mining company. He has served as President for more than five years. Mr. Hamilton also has controlling interest in Hamilton Holdings, Ltd., the owner of over 40% of the common stock of Blue Diamond Coal Company. He has extensive experience in the surface mining of coal and in highway construction, and was elected a Director of Blue Diamond in January, 1993.

Thomas L. O'Connell is Chairman of the Board and President of Drill Steel Services, Inc. of Whitesburg, Kentucky and has served in that capacity for more than five years. He was elected a Director of Blue Diamond in March, 1993.

K. Roger Foster has held the office of Secretary since April, 1981. In addition, he was elected to serve as Vice President effective
February 1, 1991.

John Edward Way, Jr. was elected to serve as Administrative Vice
President, effective February 1, 1991. He had previously served as controller since 1981 and Assistant Treasurer from August 1975 to November 1, 1984.

William S. Lyon, III was elected to serve as Treasurer effective
February 1, 1991. He had previously served as Assistant Treasurer since November 1, 1984.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the Company's fiscal year ended March 31, 1996.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the Company's fiscal year ended March 31, 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's equity capital investor, Hamilton Holdings, Ltd, is a Kentucky limited partnership and is affiliated with Nally and Hamilton Enterprises, Inc. (Nally & Hamilton). Blue Diamond has had an on-going relationship with Nally & Hamilton as contract miners since the Fall of 1990. For the fiscal year ended March 31, 1996, production by Nally & Hamilton amounted to approximately 39% of all contractor coal purchased by Blue Diamond. The funds necessary to purchase this tonnage are reported in Note 13 to the Consolidated Financial Statements.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The response to parts (a)(1) and (2) and (d) is submitted as a separate section of this report at page 19.

                               EXHIBIT TABLE

                                                         Page Number or
                                                        Incorporation by
      Exhibit No.      Description	                    Reference to
      -----------      -----------                      ----------------

      3 (a)            Articles of Incorporation        Exhibit 3(a) to
                       (As amended February 25, 1993)   Annual Report on
                                                        Form 10-K filed
                                                        June, 1993

      3 (b)            Bylaws (as amended               Exhibit 3(b) to
                       June 28, 1983, effective         Annual Report on
                       August 30, 1983)                 Form 10-K Filed
                                                        June 29, 1984

      10               Material Contracts               Exhibit 10 to
                                                        Form 10
                                                        Registration
                                                        Filed
                                                        July 29, 1982

      10 (a)           Coal Supply Agreement with       Exhibit 10(a) to
                       Georgia Power Company            Annual Report on
                       Form 10(K)                       Filed June, 1988

      10 (b)           Coal Supply Agreement with       Exhibit 10(d) to
                       Orlando Utilities Commission     Annual Report on
                                                        Form 10-K Filed
                                                        June 29, 1984

      10 (c)           Form 11K, Annual Report for             42
                       Blue Diamond Savings Plan

      22               Subsidiaries of Registrant              63

      24               Consent of Independent                  64
                       Certified Public Accountants

      27               Financial Data Summary                  65

A current report on Form 8-K was filed on March 26, 1996 disclosing the Opinion filed on March 21, 1996 in which the United States Court of Appeals for the Sixth Circuit affirmed the Decision of the District Court.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BLUE DIAMOND COAL COMPANY


Date:                                    By:  /s/ Ted B. Helms
     -----------------                   -------------------------------
                                            Ted B. Helms, President


SIGNATURES                               DATE
- ----------                               ----

   /s/ Ted B. Helms                              6/25/96
- -------------------------------          ------------------------------

   /s/ Alexander A. Bonnyman                     6/25/96
- -------------------------------          ------------------------------

   /s/ Thomas H. Dickenson                       6/25/96
- -------------------------------          ------------------------------

   /s/ Leo Hamilton                              6/25/96
- -------------------------------          ------------------------------

   /s/ Stephen Hamilton                          6/25/96
- -------------------------------          ------------------------------

   /s/ Thomas R. Hamilton                        6/25/96
- -------------------------------          ------------------------------

   /s/ Thomas L. O'Connell                       6/25/96
- -------------------------------          ------------------------------

   /s/ K. Roger Foster                           6/25/96
- -------------------------------          ------------------------------

   /s/ John E. Way, Jr.                          6/25/96
- -------------------------------          ------------------------------

   /s/ William S. Lyon,III                       6/25/96
- ---------------------------              --------------------------------








                       Annual Report on Form 10-K

                 Item 8, Item 14(a)(1) and (2), (c) and (d)

                     List of Financial Statements

                Financial Statements and Supplementary Data

                      Year ended March 31, 1996

                      Blue Diamond Coal Company

                         Knoxville, Tennessee


Contents

Form 10-K--Item 14(a)(1) and (2)

Blue Diamond Coal Company and Subsidiaries

List of Financial Statements


The following consolidated financial statements of Blue Diamond
Coal Company and subsidiaries are included in Item 8:


Consolidated Balance Sheets--March 31, 1996 and 1995...............22

Consolidated Statements of Operations--Years ended
  March 31, 1996, 1995 and 1994....................................24

Consolidated Statements of Shareholders' Equity--Years ended
  March 31, 1996, 1995 and 1994....................................25

Consolidated Statements of Cash Flows--Years ended
  March 31, 1996, 1995 and 1994....................................26

Notes to Consolidated Financial Statements.........................28















All consolidated financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.





                       Report of Independent Auditors


Board of Directors
Blue Diamond Coal Company


We have audited the accompanying consolidated balance sheets of Blue Diamond Coal Company and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Diamond Coal Company and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

As more fully described in Note 9, material uncertainties exist with respect to potential contingent gains relating to United Mine Workers of America retiree benefits. The ultimate effect of these uncertainties on the consolidated financial statements cannot presently be determined.

As discussed in Note 7 to the financial statements, in 1994 the Company changed its method of accounting for income taxes.


                                         /s/ Coulter & Justus, P.C.

May 17, 1996

BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                      March 31
                                               --------------------------
                                                    1996         1995
                                               ------------   -----------
ASSETS
Current assets:
 Cash and cash equivalents                    $    304,815    $   694,811
 Short-term investments                             83,126      1,112,100
 Receivables:
  Trade accounts (less allowance for doubtful
   accounts of $524,854 in 1996)                 9,892,470      5,525,714
  Other accounts and notes (less allowance for
   doubtful accounts of $80,000 in 1996
   and $57,997 in 1995)                            962,165        460,674
 Coal inventories                                1,967,780      1,938,886
 Operating supplies                              1,814,562      1,716,129
 Prepaid expenses and other current assets         575,330        554,146
                                               -----------     ----------
Total current assets                            15,600,248     12,002,460
Other assets:
 Investments                                       515,966         15,966
 Notes receivable, less current portion            672,418        505,658
 Assets held for sale                               89,972        634,067
 Other miscellaneous assets                      1,147,464        683,608
                                                 ---------     ----------
Total other assets                               2,425,820      1,839,299

Property, plant and equipment:
 Land, mine development and property rights     28,713,125     29,018,027
 Buildings and improvements                      1,380,155      1,380,155
 Plant and equipment                            80,794,898     85,032,534
 Construction in progress                          285,373        133,297
                                               -----------    -----------
                                               111,173,551    115,564,013
 Less allowances for depreciation,
  depletion and amortization                    42,354,058     43,497,946
                                               -----------    -----------
                                                68,819,493     72,066,067
 Assets under capital leases (less accumulated
  amortization of $3,989,281 in 1996 and
  $6,139,787 in 1995)                                    -        145,860
                                               -----------    -----------
Net property, plant and equipment               68,819,493     72,211,927
                                                ----------     ----------
Total assets                                   $86,845,561    $86,053,686
                                                ==========     ==========

                                                       March 31
                                               --------------------------
                                                   1996          1995
                                               -----------    -----------
Liabilities and shareholders' equity
Current liabilities:
 Note payable                                  $ 1,201,630    $         -
 Outstanding checks in excess of bank balance    3,133,239      2,324,780
 Accounts payable                                2,267,261      2,232,643
 Accrued compensation and related liabilities      237,473        171,817
 Income taxes payable                               24,500              -
 Other accrued liabilities                       1,045,841      1,091,932
 Current portion of long-term debt               2,640,611      2,177,207
 Current portion of liabilities under
  the Plan of Reorganization                       463,174      1,478,147
 Current portion of capital lease obligations      237,668        221,645
 Current portion of reserve for coal miners
  retiree health care                            1,692,229      1,303,238
 Current portion of reserve for workers'
  compensation benefits                            954,358      1,010,206
                                                ----------     ----------
Total current liabilities                       13,897,984     12,011,615
Long-term liabilities:
 Long-term debt, less current portion            7,200,230     10,323,968
 Capital lease obligations,
   less current portion                          3,880,355      4,118,022
 Liabilities under the Plan of Reorganization,
  less current portion                           2,856,287      2,762,124
 Deferred income taxes                           1,569,500      1,935,000
 Reserve for coal miners retiree health care,
  less current portion                          17,963,702     22,043,636
 Reserve for workers' compensation benefits      8,372,068      7,093,551
 Other                                             780,481        698,469
                                                ----------     ----------
Total long-term liabilities                     42,622,623     48,974,770
Shareholders' equity:
 Common stock, par value $1 per share--1,000,000
  shares authorized, 961,132 shares issued
  (including shares in treasury)                   961,132        961,132
 Additional paid-in capital                     24,305,480     24,305,480
 Retained earnings                               7,255,762      2,013,784
                                                ----------     ----------
                                                32,522,374     27,280,396
 Less cost of 25,912 shares of common stock
  in treasury                                   (2,197,420)    (2,197,420)
 Less notes receivable secured by common
  stock of the Company                                   -        (15,675)
                                                ----------     ----------
Total shareholders' equity                      30,324,954     25,067,301
                                                ----------     ----------
Total liabilities and shareholders' equity     $86,845,561    $86,053,686
                                                ==========     ==========

See accompanying Notes to Consolidated Financial Statements.

BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Year ended March 31
                                  -----------------------------------------
                                      1996           1995           1994
                                  -----------    -----------    -----------
Revenues:
 Net product sales                $89,468,420    $76,785,601   $ 68,182,412
 Interest                             108,149         92,586        322,378
 Gain (loss) on sale of assets        121,965        (54,805)       141,225
 Other                                268,305        430,207        630,447
                                   ----------     ----------     ----------
Total revenues                     89,966,839     77,253,589     69,276,462
Costs and expenses:
 Operating expenses and
 purchased products                64,208,597     57,658,252     51,311,760
 Other operating charges           15,047,013      9,809,829      8,576,925
 Provision for workers'
  compensation benefits             2,015,194              -      7,604,179
 Administrative and selling
  expenses                          2,232,132      1,699,332      1,774,941
 Interest expense--coal
 miners retiree health care         1,598,564      1,704,920              -
 Interest expense--workers'
   compensation benefits              558,399        499,578              -
 Interest expense--other            1,786,830      2,075,716      1,913,649
 Other                                119,243         92,880        247,019
                                   ----------     ----------     ----------
Total costs and expenses           87,565,972     73,540,507     71,428,473
                                   ----------     ----------     ----------
Income (loss) before income taxes,
 extraordinary item and cumulative
 effect of a change in
 accounting principle               2,400,867     3,713,082      (2,152,011)
Provision for federal
  income taxes (benefit)             (167,047)            -        (777,737)
                                   ----------     ----------     ----------
Income (loss) before
  extraordinary item and
 cumulative effect of a change in
 accounting principle               2,567,914      3,713,082    (1,374,274)
Extraordinary item--benefit
 (provision) for coal miners
  retiree health care, net of
 tax benefit of $173,953 in
 1996 & $1,493,366 in 1994          2,674,064              -   (26,624,737)
                                    ----------    ----------    ----------
Income (loss) before the
 cumulative effect of a change
 in accounting principle             5,241,978     3,713,082   (27,999,011)
Cumulative effect of change
  in method of accounting for
  income taxes                               -             -      (410,316)
                                    ----------     ---------    -----------
Net income (loss)                  $ 5,241,978    $ 3,713,082  $(28,409,327)
                                    ==========     ==========    ===========
Income (loss) before extraordinary
 item and cumulative effect of a
 change in accounting principle           $2.75         $3.97        $ (1.47)
Extraordinary item-benefit
 (provision) for coal miners retiree
  health care, net of tax                  2.86             -         (28.47)
                                           ----          ----          -----
Income (loss) per share before the
 cumulative effect of a change in
 accounting principle                      5.61          3.97         (29.94)
Cumulative effect of change in
 method of accounting for income taxes        -             -          (0.44)
                                           ----          ----          -----
Net Income (loss) per share               $5.61         $3.97        $(30.38)
                                           ====          ====          =====

See accompanying Notes to Consolidated Financial Statements.



BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                   Notes
                                                                 Receivable
                            Additional   Retained    Cost of      Secured By
                    Common   Paid-in     Earnings  Common Stock   Company
                    Stock    Capital     (Deficit)  in Treasury  Common Stock
                  --------  ----------  ----------   ----------  ------------
Balance at
April 1, 1993     $961,132  $24,305,480  $26,710,029  $(2,197,420) $(120,068)
  Net Loss               -            -  (28,409,327)           -          -
  Payments received
  on notes receivable
  secured by Company
  common stock           -            -            -             -    72,588
                   -------   ----------    ----------   ----------   -------
Balance at
 March 31, 1994    961,132   24,305,480    (1,699,298) (2,197,420)  (47,480)
  Net income             -            -     3,713,082           -         -
  Payments received
  on notes receivable
  secured by Company
  common stock            -           -            -           -    31,805
                   -------   ----------   ----------   ---------   -------
Balance at
 March 31, 1995    961,132   24,305,480    2,013,784  (2,197,420)  (15,675)
  Net income             -           -     5,241,978           -          -
  Payments
   received
   on notes
   receivable
   secured by
   Company common
   stock                 -           -             -           -    15,675
                    -------   ---------    ----------    --------   -------
Balance at
March 31, 1996     $961,132 $24,305,480   $ 7,255,762 $(2,197,420) $      -
                    =======  ==========    ==========  ==========   =======


See accompanying Notes to Consolidated Financial Statements.


BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               Year ended March 31
                                    ----------------------------------------
                                        1996          1995          1994
                                    ----------    ----------    ------------
Operating activities
Net income (loss)                    $5,241,978    $3,713,082   $(28,409,327)
Adjustments to reconcile net
income (loss) to net cash
provided by operating activities:
  Depreciation and amortization       4,028,093     3,314,271      2,793,431
  Deferred income tax benefit          (365,500)            -     (1,860,787)
  Provision for bad debts               546,857             -              -
  (Benefit) provision for coal
  miners retiree health care         (2,500,111)            -     28,118,103
  (Gain) loss on sale of assets        (121,965)       54,805       (141,225)
  Changes in operating assets and
   liabilities:
    Accounts receivable              (5,150,579)   (1,538,997)       481,334
    Inventories                        (127,327)      118,486      1,132,071
    Other assets                       (234,833)     (245,889)       236,667
    Reserve for workers'
     compensation benefits            1,222,669       499,578      7,604,179
    Accounts payable and other
    liabilities                         160,695    (1,191,352)      (353,366)
                                      ---------    ----------     ----------
Net cash provided by operating
 activities                           2,699,977     4,723,984      9,601,080

Financing activities:
Net change in note payable to banks   1,201,630             -       (684,737)
Principal payments on long-term debt
 and capital lease obligations       (2,881,978)   (2,562,735)    (2,259,976)
Change in outstanding checks in excess
 of bank balance                        808,459     1,167,539        298,188
Principal payments on liabilities under
 the Plan of Reorganization            (920,810)     (374,645)    (2,278,967)
Principal payments for coal miners
 retiree health care                 (1,190,832)   (2,287,977)    (2,483,252)
                                      ---------    ----------     ----------
Net cash used in financing
activities                           (2,983,531)   (4,057,818)    (7,408,744)

Investing activities:
Purchases of property,
 plant and equipment                 (1,026,040)   (1,250,828)    (1,698,439)
Purchases of assets held for sale      (132,800)     (393,567)             -
Proceeds from sales of assets           198,880        70,650          3,584
Purchases of investments                (5,737)       (31,045)       (12,235)
Proceeds from sales of investments     534,711             -         200,500
Issuance of notes receivable                 -        (49,179)             -

Payments received on
notes receivable                        324,544       229,058        271,263
                                      ---------     ---------      ---------
Net cash used in investing
activities                             (106,442)   (1,424,911)    (1,235,327)
                                      ---------     ---------      ---------
Net increase (decrease) in cash
 and cash equivalents                  (389,996)     (758,745)       957,009
Cash and cash equivalents at beginning
 of year                                694,811     1,453,556        496,547
                                      ---------    ----------    -----------
Cash and cash equivalents
at end of year                       $  304,815    $  694,811   $  1,453,556
                                      =========    ==========    ===========


Supplemental Schedule of Noncash Activities

During 1996, 1995 and 1994, the Company sold property, plant and equipment and assets held for sale through the issuance of notes receivable totaling $740,154, $39,000 and $473,277, respectively.

During 1996, the Company made a royalty payment to a lessor through the transfer of land with a carrying value of $250,207.

During 1995, the Company purchased assets held for sale through the issuance of long-term debt totaling $240,500.

See accompanying Notes to Consolidated Financial Statements.



             BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     MARCH 31, 1996


1.  SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR-END

The Company operates on a fiscal year ending March 31. All references in these notes refer to the fiscal year-end unless otherwise specified.

INDUSTRY

The Company operates in the coal mining industry. Collateral is generally not required from customers, which are comprised primarily of utility companies, manufacturers engaged in steel and other metal production, and other types of industrial users in the Southeastern
United States. However, bad debts have historically not been significant to the Company's operations. The Company does not have any derivative financial instruments or use hedging transactions for long-term contracts.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, each of which is wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

INVESTMENT TAX CREDIT

The Company accounts for investment tax credit by the flow-through method.


INVENTORIES

Coal inventories are stated principally at lower of last-in, first-out cost or market. Operating supplies are stated at lower of first-in, first-out cost or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Depreciation, depletion and amortization are based on the estimated useful lives of the assets and are computed principally by the straight-line and units of production methods.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company will be required to adopt this Statement, which is not expected to have a significant impact on the Company's financial position, in 1997.

INCOME (LOSS) PER SHARE

Income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the year.


USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

RECLASSIFICATIONS

Certain amounts in prior years have been reclassified to conform with 1996 classifications.

2.  CHAPTER 11 REORGANIZATION

On May 17, 1991, Blue Diamond Coal Company (the "Company") filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Tennessee (the "Bankruptcy Court"). The filing was preceded by a merger of all significant wholly-owned subsidiaries into the Company. This filing was precipitated by cash flow problems from extensive capital expenditures for new coal processing facilities coupled with unanticipated operating losses at existing mines.

As Debtor-in-Possession, the Company continued to operate its business and manage its properties. The Company formulated a business plan for future operations. This plan formed the basis for the Company's proposed plan of reorganization that was intended to enable the Company to satisfy its pre-petition obligations and emerge from Chapter 11. This proposed plan of reorganization developed into the Fourth Amended Plan of Reorganization dated December 10, 1992 (as implemented and approved by the Confirmation Order, the "Plan of Reorganization"). On December 11, 1992, the Bankruptcy Court entered an order confirming the Plan of Reorganization.

On April 6, 1995, the Bankruptcy Court entered a final decree that the Company's bankruptcy case was closed.

In accordance with AICPA SOP 90-7, the Company reported liabilities payable under the Plan of Reorganization at the present value of amounts to be paid, determined at appropriate current interest rates (7%). A summary of liabilities payable under the Plan of Reorganization is as follows:

                                                         March 31
                                                ---------------------------
                                                  1996             1995
                                                ----------        ---------
   Class 6A - due in monthly installments
    of $3,500 through January 1997, including
    interest                                     $   32,521     $   68,485
   Class 8 - due in quarterly installments of
    $75,000 through December 1999, plus an
    additional payment of $575,000 when
    certificates of deposit held in escrow are
    released (see Note 11), including interest    1,539,313       2,206,385
   Class 9 - due in quarterly installments
    of $75,000 through January 2003,
    including interest                            1,649,021       1,825,789
   Taxes - due in various installments, including
    interest, through various dates (from
    April 1997 to January 1999)                      98,606         139,612
                                                  ---------        ---------
                                                  3,319,461        4,240,271
   Current portion                                  463,174        1,478,147
                                                  ---------        ---------
   Long-term portion                             $2,856,287       $2,762,124
                                                  =========        =========



Maturities of liabilities under the Plan of Reorganization as of March 31, 1996 (assuming certificates of deposit held in escrow will be released in December 1999), are as follows:

     1997                                   $  463,174
     1998                                      441,674
     1999                                      472,028
     2000                                    1,137,007
     2001                                      250,086
     Thereafter                                555,492
                                             ---------
                                            $3,319,461
                                             =========



3.  NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt is summarized as follows as of March 31:

                                                    1996         1995
                                                ----------   -----------
  Reducing revolving credit loan agreement       $9,693,540   $12,260,675

  Note payable in monthly installments of
   $10,000, including interest at prime
   plus 2% (10.25% at March 31, 1996), through
   July 1997, collateralized by certain property,
   plant and equipment                              147,301       240,500
                                                  ---------    ----------
                                                  9,840,841    12,501,175
  Less current portion                            2,640,611     2,177,207
                                                  ---------    ----------
  Long-term portion                              $7,200,230   $10,323,968
                                                  =========    ==========

As outlined in the Plan of Reorganization, the Company entered a term loan agreement during 1993 for repayment of amounts outstanding under a prior loan agreement. This agreement was amended during 1996 to provide a reducing revolving credit loan, whereby the amount available will be reduced by $216,936 per month through December 1999. The
Company may borrow, repay and reborrow amounts up to the amount available ($9,762,139 at March 31, 1996) at any time. Interest is payable monthly based on either the bank prime rate plus 0.5% (8.75% at March 31, 1996) or the bank libor rate plus 3% (8.35% at March 31, 1996). This rate may be reduced by up to 0.5% if certain financial ratios are met in the previous quarter.

Substantially all of the Company's assets, including sales contracts and leases for coal and/or mining rights, are security under the term loan agreement. Under the terms of the agreement, dividend payments by the Company are subject to certain restrictions; no dividends were eligible for payment at March 31, 1996. The agreement also requires the Company to maintain certain financial covenants.

Maturities of long-term debt as of March 31, 1996, are as follows:

     1997                                    $2,640,611
     1998                                     2,644,565
     1999                                     2,603,237
     2000                                     1,952,428
                                              ---------
                                             $9,840,841
                                              =========

The Company also has a bank revolving credit agreement for up to $7,500,000 which expires in December 1996. The agreement may be extended at the lender's discretion. Advances are limited to the sum of 85% of the Company's eligible accounts receivable plus 75% of eligible coal inventories (up to a maximum of $15 per ton or $1,500,000). The entire $7,500,000 was available at March 31, 1996, of which $1,201,630 was outstanding. Interest is payable monthly on any used portion at the bank prime rate plus 0.5% (8.75% at March 31, 1996) and commitment fees are payable quarterly based on 0.5% of the average daily amount unused. The interest rate may be reduced by up to 0.5% if certain financial ratios are met. This agreement is secured by the Company's accounts receivable, cash proceeds and inventories.

4.  INTEREST COSTS

A summary of interest costs, excluding amounts relating to workers' compensation and UMWA retiree benefits (see Note 8), is as follows for the years ended March 31:

              Total Interest     Interest       Interest       Interest
              Costs Incurred    Capitalized     Expensed         Paid
              --------------    -----------     ----------     ----------
     1996       $1,808,963        $20,979       $1,787,984     $1,770,211
     1995        2,084,203          8,487        2,075,716      2,085,313
     1994        1,982,135         68,486        1,913,649      1,960,589


5.  LEASES

The Company leases certain plant and equipment under long-term capital leases. The remaining leases outstanding are to be repaid in monthly installments of $43,200 through December 1999 and $75,700 from January 2000 through December 2003.

As of March 31, 1996, future minimum payments under the agreement are as follows:

     1997                                           $  518,400
     1998                                              518,400
     1999                                              518,400
     2000                                              615,900
     2001                                              908,400
     Thereafter                                      2,498,100
                                                     ---------
     Total minimum lease payments                    5,577,600
     Amounts representing interest                   1,459,577
                                                     ---------
     Present value of minimum lease payments
     (including $237,668 classified as current)     $4,118,023
                                                     =========


6.  EMPLOYEE BENEFIT PLANS

At March 31, 1996, the Company and its subsidiaries have a defined benefit pension plan covering substantially all full-time employees. The Company's funding policy is to contribute amounts deductible for federal income taxes. Benefits under the Plan are based on average compensation and/or years of service. The following table sets forth the Plans' funded status and the amounts recognized in the Company's Consolidated Balance Sheets:

                                                         March 31
                                                 -------------------------
                                                    1996           1995
                                                 ----------     ----------
   Actuarial present value of benefit obligations:
    Accumulated benefit obligation:
    Vested benefits                                $  585,395     $  173,668
    Nonvested benefits                                  1,251            227
                                                    ---------      ---------
                                                   $  586,646     $  173,895
                                                    =========      =========

   Plan assets at fair value                       $1,400,925     $1,077,070
   Projected benefit obligation for service
    rendered to date                                  986,737        465,820
                                                    ---------      ---------
   Plan assets in excess of projected
    benefit obligation                                414,188        611,250
   Unrecognized net gain                             (175,385)      (120,367)
   Prior service cost not yet recognized
    in net periodic pension cost                      324,220         71,529
   Unrecognized net asset at January 1, 1985,
    recognized	over 15 years                          (89,701)      (112,126)
                                                    ---------      ----------
   Prepaid pension cost recognized in the
    Consolidated Balance Sheet                     $  473,322     $  450,286
                                                    =========      =========

Plan assets at March 31, 1996, consist of corporate bonds (34%), equity securities (65%) and cash equivalents (1%). The Plan's benefit provisions were amended during 1996 which increased the projected benefit obligation by $256,575; this difference will be amortized over 13 years.

Net pension cost includes the following components:

                                               Year ended March 31
                                           --------------------------------
                                            1996         1995       1994
                                           -------      -------    --------
 Service cost-benefits earned during
  the period                               $ 60,113      $72,200    $ 58,121
 Interest cost on projected benefit
  obligation                                 39,595       36,134      42,714
 Actual return on plan assets              (324,127)      81,934     (76,126)
 Net amortization and deferral              201,383     (198,833)    (40,766)
                                            -------      -------     -------
 Net periodic pension credit               $(23,036)     $(8,565)   $(16,057)
                                            =======       ======     =======

The weighted average discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefits obligation were 7% and 4%, respectively, in 1996 and 8.5% and 4%, respectively, in 1995. The change in the weighted average discount rate did not significantly impact the valuation. The expected long-term rate of return on assets was 9% for 1996 and 1995.

The Company also sponsors a defined contribution plan (the Blue Diamond Savings Plan) which covers all full-time employees. Employee contributions to the Plan are optional, and Company contributions are at the discretion of management. The net expense, including trustee fees, for 1996, 1995 and 1994 was $22,203, $3,566 and $16,113,
respectively.


7. INCOME TAXES

Effective April 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes".
As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of adopting Statement 109 was to increase deferred income tax liabilities by $410,316.

For tax purposes, at March 31, 1996, the Company has net operating loss carryovers, investment tax credit and alternative minimum tax credit carryovers available to offset future income taxes. These carryovers expire as follows:

                      NET OPERATING LOSS CARRYOVER
                      -----------------------                   Alternative
                                  Alternative    Investment     Minimum
 Year      Year of    Regular      Minimum       Tax Credit     Tax Credit
Generated  Expiration Tax            Tax         Carryover      Carryover
- ---------  ---------- ---------   -----------    ----------    -----------
1982       1997       $         -  $         -   $  736,505  $          -
1983       1998                 -            -      431,387             -
1984       1999         6,674,763            -      556,018             -
1985       2000         4,660,902            -      386,272             -
1986       2001         5,622,806    2,335,241      549,323             -
1987       2002         1,749,092    1,540,320            -             -
1988       N/A                  -            -            -       341,921
1989       2004         6,787,003    6,694,639            -             -
1990       2005         7,713,074    7,004,526            -             -
1991       2006         6,722,460    6,404,335            -             -
1992       2007         7,756,546    7,756,546            -             -
1993       N/A                  -            -            -         2,155
1994       2009         2,423,037    2,369,447            -             -
1995       2010         1,314,483      730,994            -             -
1996       N/A                  -            -            -        24,500
                       ----------   ----------     --------       -------
                       $51,424,166 $34,836,048   $2,659,505      $368,576
                        ==========  ==========    =========       =======

These carryovers provide a potential future income tax benefit of $20,512,283. For financial statement purposes, a valuation allowance of $17,861,610 has been recognized to offset the deferred tax assets related to these carryovers.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of March 31, 1996 and 1995, are as follows:

                                                       1996          1995
                                                    -----------   ----------
    Deferred tax liabilities:
     Tax over book depreciation                     $10,490,626   $ 9,952,437
     Prepaid expenses deducted for tax purposes         158,052       148,170
                                                     ----------    ----------
    Total deferred tax liabilities                   10,648,678    10,100,607

    Deferred tax assets:
     Capitalized leases                               1,400,127     1,425,895
     Inventory market reserve                            53,320        94,907
     Reclamation reserve                                265,205       237,479
     Reserve for coal miners retiree health care      6,683,016     7,937,937
     Reserve for workers' compensation benefits       3,170,985     2,755,278
     Net operating loss carryovers                   17,484,216    17,570,910
     Tax credit carryovers                            3,028,067     3,536,461
     Allowance for doubtful accounts                    205,650        20,059
     Other                                                2,457         2,270
                                                     ----------    ----------
    Total deferred tax assets                        32,293,043    33,581,196
    Valuation allowance for deferred tax assets     (23,213,865)  (25,415,589)
                                                     ----------    ----------
    Net deferred tax assets                           9,079,178     8,165,607
                                                     ----------    ---------
    Net deferred tax liabilities                    $ 1,569,500   $ 1,935,000
                                                     ==========    ==========

These temporary differences are expected to reverse in various years through 2028. The valuation allowance for deferred tax assets was decreased by $2,201,724 during 1996 and $1,670,559 in 1995.

Significant components of the provision for income tax expense (benefit) attributable to continuing operations are as follows:

                                     1996         1995          1994
                                   --------      ------      ---------
   Current federal                $  24,500      $    -      $       -
   Deferred:
    Federal                        (156,165)          -       (731,684)
    State                           (35,382)          -        (46,053)
                                    -------       -----        -------
   Total deferred                  (191,547)          -       (777,737)
                                    -------       -----        -------
   Net income tax ben             $(167,047)     $    -      $(777,737)
                                    =======       =====        =======

The reconciliation of income taxes attributable to continuing operations computed at the U.S. federal statutory tax rates to the income tax benefit is:

                                         1996        1995           1994
                                       --------     --------      -------
   Tax at U.S. statutory rates        $ 816,295   $1,262,448    $(731,684)
   Benefit of net operating loss
    carryovers recognized in the
    current year                       (947,960)  (1,262,448)           -
   State income taxes,
    net of federal tax benefit          (35,382)           -      (46,053)
                                       --------    ---------      -------
                                      $(167,047)  $        -    $(777,737)
                                       ========    =========      =======

8.  WORKERS' COMPENSATION AND UMWA RETIREE BENEFITS

The Company is required under Federal and State legislation to pay injury-related and pneumoconiosis (black lung) benefits to eligible employees, certain former employees and dependents. Effective
June 19, 1991, the Company obtained commercial insurance to cover these benefits. Prior to that time, the Company was self-insured and maintained a Workers' Compensation Benefit Trust (the "Trust") through which the Company's portion of the ultimate payment of claims was funded. The Company's liability to the Trust was determined on the basis of annual actuarial valuations and actual experience.

The Company had letters of credit with a bank totaling $11,642,389 to satisfy the statutory requirement of securing the payment of workers' compensation benefits to employees. As a result of the Company's bankruptcy filing, the State of Kentucky revoked the Company's self-insurance certificate and assumed responsibility for state workers' compensation benefits related to claimants last employed by the Company on and before June 18, 1991. The State called a $10,642,389 letter of credit, deposited the funds in an account of the State and proceeded to pay benefits and defense costs of the benefit claims assumed. An insurance company also called a $1,000,000 letter of credit due to the bank's refusal to renew the letter of credit securing its bond.
$500,000 of the proceeds were paid to the U.S. Department of Labor
(DOL) during 1996, and the remaining proceeds are being held in escrow on behalf of the Company (see Note 2 and 11). The bank liquidated the assets of the Trust and required the Company to sell other collateral to recover its payments under these letters of credit.

With the liquidation of the Trust, the Office of Workers' Compensation Programs of the DOL assumed responsibility for the payment of approved federal claims of the Company. During 1993, a settlement agreement was reached with the DOL in connection with the Company's Plan of Reorganization (see Notes 2 and 11).

As a condition of a settlement agreement reached during 1993 between the Company and the State of Kentucky, the Company became responsible for payment of claims during August 1995 when the funds available from the letters of credit were exhausted. During 1994, the Company performed an internal valuation of the future liability based on claims settled, filed or expected to be filed and recorded a provision of $7,604,179, which was the estimated present value of future payments which will be made by the Company. During 1995, the valuation was updated and the reserve increased by $499,578 for interest expense during the year. During 1996, the valuation was again updated and the reserve increased $1,222,669. This net increase is due to $558,399 in interest expense for the year and an increase in the reserve of $2,015,194 based on additional information on claims offset by benefit payments made by the Company of $1,350,924. The discount rate used in determining the reserve was 7% in 1996 and 1995.

As of March 31, 1996, estimated future undiscounted payments for workers' compensation claims which will be made by the Company are summarized as follows:

     1997                               $ 1,575,000
     1998                                 1,275,000
     1999                                 1,020,000
     2000                                   960,000
     2001                                   960,000
     Thereafter                           8,229,110
                                         ----------
     Total estimated future
      undiscounted payments              14,019,110
      Amounts representing interest       4,692,684
                                         ----------
     Present value of estimated future
      payments (including $954,358
      classified as current)            $ 9,326,426
                                         ==========

During 1994, the Company received notice from the Social Security Administration claiming the Company is responsible for health care and death benefit premiums for certain retired coal miners who were members of the United Mine Workers of America (UMWA) and their beneficiaries under the newly-effective Coal Industry Retiree Health Benefit Act of 1992 (the Act). The premiums are assessed annually and relate to retired miners who are said to have worked for the Company. These payments should tend to diminish over time, but could continue as long as there are eligible participants.

Based on information received from various sources and initial actuarial assumptions and analysis, an extraordinary provision of $26,624,737
(net of tax benefits totaling $1,493,366) was recorded in 1994 to reflect payments made during 1994 ($989,886) and the present value of the estimated future payments ($25,634,851) related to this legislation, in accordance with the conclusions of the Financial Accounting Standards Board's Emerging Issues Task Force. The tax benefit related to this provision will be realized as these cash payments are made.

The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 6% for 1997 and is assumed to decrease gradually to 5% for 1999 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported.
For example, increasing the assumed health care cost trend rate by 1% in each year would increase the reserve for coal miners retiree health care by $482,767, $1,115,636 and $1,223,000 as of March 31, 1996, 1995
and 1994, respectively. The discount rate used in determining the reserve for coal miners retiree health care was 7% at March 31, 1996 and 1995.

The reserve for coal miners retiree health care decreased from $25,634,851 at March 31, 1994, to $23,346,874 at March 31, 1995, due
to payments made exceeding interest expense during the year. During 1996, the reserve decreased $3,690,943 due to payments made exceeding interest expense during the year along with a reduction in the reserve of $2,500,110. This extraordinary reduction, which is shown net of tax benefits totaling $173,953 in the Consolidated Statement of Operations, was due primarily to the Company's successful efforts to have certain of the original assigned beneficiaries reassigned to other coal companies (Note 9) and a reduction in the monthly premiums.

As of March 31, 1995, estimated future undiscounted payments for coal miners retiree health care are summarized as follows:

     1997                                               $ 2,962,668
     1998                                                 2,811,236
     1999                                                 2,643,236
     2000                                                 2,394,926
     2001                                                 1,950,000
     Thereafter                                          16,966,987
                                                         ----------
     Total estimated future undiscounted payments        29,729,053
     Amounts representing interest                       10,073,122
                                                         ----------
     Present value of estimated future payments
       (including $1,692,229 classified as current)     $19,655,931
                                                         ==========

Additional information becoming available for workers' compensation and UMWA retiree benefits may result in revisions to the recorded reserves that are recorded in the period in which the revisions are determined. Because of inherent uncertainties associated with these benefits, it is at least reasonably possible that the estimates used will change within the near term.


9.  CONTINGENT GAINS

Since the Company has not had a contractual relationship with the UMWA since 1964 and never bargained for nor guaranteed any health care or death benefits, a lawsuit was filed which challenges the constitutionality of the Act discussed in Note 8. During 1995, this lawsuit was dismissed by the Federal District Court; however, an appeal was filed. During 1996, the United States Court of Appeals upheld the Federal District Court decision; however, a petition for rehearing has been filed. If the Company prevails in this lawsuit, its obligation under the Act would be eliminated.

The Company has also made a request to the Social Security Administration for relief based on an administrative review of approximately one-third of the assigned individuals. This matter could cause future payments under the Act to be reduced significantly.

The ultimate outcome of each of these proceedings is uncertain at the present time.


10.  MAJOR CUSTOMERS

The Company had sales to individual customers in excess of 10% of total sales as follows for the years ended March 31:

                                          Percentage of Total Sales
                                           To Individual Customers
                                          -------------------------
    1996                                         31% and 31%
    1995                                         38%, 32% and 10%
    1994                                         42%, 32% and 11%

Accounts receivable from these customers totaled $5,589,173 in 1996 and $4,045,404 in 1995.

11. INVESTMENTS

Investments are stated at cost, which approximates market value, and consist of the following at March 31:

                                                  1996          1995
                                                -------      ---------
   Common stock                                 $ 15,966     $   15,966
   Certificates of deposit held in escrow        500,000      1,000,000
   Other certificates of deposit                  83,126        112,100
                                                 -------      ---------
                                                $599,092     $1,128,066
                                                 =======      =========

Proceeds from the release of the certificates of deposit held in escrow will be paid to the DOL (see Notes 2 and 8).


12.  INCENTIVE STOCK OPTION PLAN

The Company has established an incentive stock option plan under which options for up to 20,000 shares of the Company's common stock may be granted to certain key employees. At March 31, 1996, no options are outstanding under this Plan.

13.  RELATED PARTY TRANSACTIONS

A shareholder of the Company is affiliated with one of the Company's major contract mining suppliers. The Company made coal purchases of $25,558,421, $26,907,355 and $22,011,364 from this supplier during 1996,
1995 and 1994, respectively. Also, included in accounts payable are amounts due to this supplier totaling $598,427 and $1,034,259 at March 31, 1996 and 1995, respectively.

14.  RECLAMATION RESERVES

As of March 31, 1996, the Company has reserves totaling $780,015 (included in other long-term liabilities in the Consolidated Balance Sheet) for future reclamation costs. These reserves are primarily associated with the reclamation of mine openings for underground deep mines, sediment control structures, the site of a closed preparation and processing facility and preparation plant disposal areas. Over the past five fiscal years, the Company has incurred costs of $780,406 relating to these reclamation projects. The Company feels the remaining reserves, as determined by Company engineers, are adequate to reclaim all existing sites other than the present coal preparation and processing facility for which no reserves have yet been established because it is expected to continue operating in excess of 20 years. No reserves have been established for reclamation of properties, mines or businesses previously sold by the Company, because the purchasers were required to assume responsibility for this reclamation as a condition of the sale.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount in the Consolidated Balance Sheet of all financial instruments approximates estimated fair value. Considerable judgment is necessarily required in interpreting market data to develop estimates of fair value and accordingly, the estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange.

16.  SUPPLEMENTAL QUANTITY RESERVE INFORMATION (UNAUDITED)

Information concerning the Company's coal reserves is as follows:

                                                      Year ended March 31
                                            1996        1995          1994
                                          ----------------------------------
                                          (In thousands except per ton data)
   Estimated proven recoverable tons       38,793       40,323       41,254
   Estimated probable recoverable tons     22,718       24,090       24,939
                                           ------       ------       ------
   Total proven and probable tons          61,511       64,413       66,193
                                           ======       ======       ======

   Tons produced                            2,902        1,780        1,807

   Average selling price per ton           $29.74       $29.15       $29.27


Certain amortization is based on the proven recoverable reserves to which the facilities are related.