Form 10-Q
period 1996-06-30
BLUE DIAMOND COAL CO
filed 1996-08-08
CIK 704870

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                       Form 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996                Commission File Number 0-10610
                  -------------                                       -------

                             BLUE DIAMOND COAL COMPANY
- ------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


       Delaware                                              62-0133200
- -------------------------------                         ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)


P. O. Box 59015, 341 Troy Circle, Knoxville, TN               37950-9015
- -----------------------------------------------         ----------------------
   (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code           (423) 588-8511
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

                                                       YES   X        NO
                                                            -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996.



              Class                               Outstanding at June 30, 1996
- ------------------------------------              ----------------------------
     Common Stock, $1 Par Value                         935,220 Shares

                               BLUE DIAMOND COAL COMPANY

                                         INDEX

                                                                         Page
PART I.  FINANCIAL INFORMATION                                          Number
                                                                        ------
     Item 1.   Financial Statements

               Consolidated Condensed Balance Sheet
               June 30, 1996 (Unaudited) and
               March 31, 1996 (Audited)......................................3

               Consolidated Condensed Statement of
               Income (Unaudited) - Three-Months
               Ended June 30, 1996 and 1995..................................5

               Consolidated Condensed Statements of
               Changes in Cash Flows (Unaudited)
               Three Months Ended June 30, 1996 and 1995.....................6

               Notes to Consolidated Condensed
               Financial Statements..........................................7


     Item 2.   Management's Discussion and Analysis of Results
               of Operations and Financial Condition.................,......11


PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K.............................12

                             PART I.  FINANCIAL INFORMATION
                       BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED BALANCE SHEET

                                                    June 30,        March 31
                                                      1996            1996
                                                 ------------     -----------
                                                  (Unaudited)
ASSETS
CURRENT ASSETS
  Cash                                           $     11,011     $    304,815
  Short Term Investments                                  -0-           83,126
  Accounts and Notes Receivable                    10,811,524       10,854,635
  Inventories - Coal                                3,824,698        1,967,780
  Inventories - Supplies                            1,918,436        1,814,562
  Other Current Assets                                519,990          575,330
                                                  -----------      -----------
    TOTAL CURRENT ASSETS                         $ 17,085,659     $ 15,600,248

PROPERTY, PLANT AND EQUIPMENT                     115,360,061      115,162,832
  Less:  Accumulated Depreciation & Depletion      47,405,603       46,343,339
                                                  -----------      -----------
    NET PROPERTY, PLANT & EQUIPMENT                67,954,458       68,819,493
Investments                                           515,966          515,966
Other Assets                                        1,729,630        1,909,854
                                                  -----------      -----------
    TOTAL ASSETS                                 $ 87,285,713     $ 86,845,561
                                                  ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable                                  $    458,604     $  1,201,630
  Current Notes Payable and Capital Leases          2,853,171        2,878,279
  Accounts Payable and Accrued Expenses            10,973,204        9,354,901
  Current Portion of Reorganization Liabilities       456,837          463,174
                                                  -----------      -----------
    TOTAL CURRENT LIABILITIES                      14,741,816       13,897,984

LONG-TERM LIABILITIES
  Long-term Debt                                   10,370,065       11,080,585
  Reserve for Health Care & Workers' Compensation  25,808,564       26,335,770
  Reorganization Liabilities                        2,753,924        2,856,287
  Deferred Income Taxes                             1,569,500        1,569,500
  Other Liabilities                                   787,623          780,481
                                                  -----------      -----------
    TOTAL LONG-TERM LIABILITIES                    41,289,676       42,622,623



STOCKHOLDERS' EQUITY
  Common Stock - $1 Par Value, 1,000,000 Shares
    961,132 Issued (Including Treasury Stock)        961,132          961,132
  Additional Paid-In-Capital                      24,305,480       24,305,480
  Treasury Stock-25,912 Shares at 6/30 & 3/31     (2,197,420)      (2,197,420)
  Retained Earnings                                8,185,029        7,255,762
                                                 -----------      -----------
    TOTAL STOCKHOLDERS' EQUITY                    31,254,221       30,324,954
                                                 -----------      -----------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $ 87,285,713     $ 86,845,561
                                                 ===========      ===========


NOTE: The Balance Sheet at March 31, 1996 has been derived from the Audited Financial Statements of that date.

See Notes to Consolidated Condensed Financial Statements.

                   BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                UNAUDITED

                                               Three Months Ended June 30
                                               --------------------------
                                                   1996         1995
                                               ------------  -----------
REVENUES
 Net Product Sales                             $21,511,740    $17,816,023
 Interest Income                                     3,891          3,706
 Gain (Loss) on Sale
   of Fixed Assets                                       0         20,982
                                                ----------     ----------
   TOTAL REVENUES                               21,515,631     17,840,711

COSTS AND EXPENSES
 Operating Expenses
   and Purchased Products                       15,188,532     12,160,470
 Other Operating Charges                         4,001,791      2,865,135
 Administrative, Selling &
  Transportation Expenses                          479,896        450,000
 Interest Expense                                  862,933      1,049,753
 Other Expense                                      53,211         62,388
                                                ----------     ----------
TOTAL COSTS AND EXPENSES                        20,586,363     16,587,746
Income Before
  Income Tax Expense                               929,268      1,252,965
Income Tax Expense                                     000            000
                                                ----------     ----------
   NET INCOME                                  $   929,268    $ 1,252,965
                                                ==========     ==========

Average Number of
 Common Shares Outstanding                         935,220       935,220
                                                   =======       =======

PER SHARE OF COMMON STOCK:
Net Income Based on
 Average Shares Outstanding                          $0.99         $1.34
                                                      ====          ====

Cash Dividends Declared
  and Paid                                           $0.00         $0.00
                                                      ====          ====

See Notes to Consolidated Condensed Financial Statements.

                  BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN CASH FLOWS
                                  UNAUDITED

                                                   Three Months Ended June 30
                                                 -----------------------------
                                                    1996                1995
                                                 -----------        ----------
OPERATING ACTIVITIES
 Funds Provided (Used) from Operations,
   Adjusted for Depreciation and Gain on
   Sale of Fixed Assets                          $1,991,531        $2,225,981
 (Increase) Decrease in Accounts Receivables         43,111          (701,987)
 (Increase) Decrease in Inventories              (1,960,792)       (1,565,532)
 (Increase) Decrease in Prepaid Assets              318,690            66,138
 (Decrease) Increase in Accounts Payable            989,539          (186,851)
 Other Changes from Operations                            0           (31,500)
                                                  ---------        ----------
 NET CASH FLOW PROVIDED (USED)
 BY OPERATING ACTIVITIES                         $1,382,079          (193,751)

FINANCING ACTIVITIES
 Issuance (Reduction) of Short-Term Debt-Net       (743,026)          873,753
 Issuance (Reduction) of Long-Term Debt-Net        (677,758)         (855,207)
 Addition (Reduction) in Capital Lease-Net          (57,870)          (53,969)
                                                  ---------        ----------
  CASH PROCEEDS USED BY FINANCING ACTIVITIES     (1,478,654)          (35,423)

INVESTMENT ACTIVITIES
 Expenditures for Property, Plant
   and Equipment                                   (197,229)         (214,966)
 (Increase) Reduction of
 Employee Notes Receivable                                0             9,980
                                                  ---------         ---------
  NET CASH USED BY INVESTING ACTIVITIES            (197,229)         (204,986)
                                                  ---------         ---------

NET INCREASE (DECREASE) IN CASH
 & CASH EQUIVALENTS                                (293,804)         (434,160)
                                                  ---------        ----------
Cash and Cash Equivalents
 at Beginning of Period                             304,815           694,811
                                                 ----------        ----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD     $   11,011       $   260,651
                                                  =========        ==========


See Notes to Consolidated Condensed Financial Statements.

                BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             June 30, 1996

NOTE A -- FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996 and March 31, 1996, the results of operations for the three-month periods ended June 30, 1996 and 1995 and cash flows for the three-month periods ended June 30, 1996 and 1995.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and related notes included in the Company's
March 31, 1996 Annual Report on Form 10-K.

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

NOTE D -- WORKERS' COMPENSATION LIABILITY

In conjunction with the Company's Reorganization Plan, the Office of Workers' Compensation Programs of the United States Department of Labor (DOL) has assumed responsibility for the Company's pre-June, 1991 federal black lung claims. The Company is responsible for payment of claims and expenses related to pre-petition Kentucky Workers' compensation liabilities. The amount reserved for future Kentucky Workers' Compensation claims is $9,015,633 at June 30, 1996. Effective June 19, 1991, the Company obtained and continues to carry commercial insurance to cover its current State and Federal workers' compensation liabilities.


NOTE E -- UMWA RETIREE HEALTHCARE BENEFITS LIABILITY

During 1994, the Company received notice from the Social Security Administration (SSA) claiming the Company is responsible for health care and death benefit premiums for certain retired coal miners who were members of the United Mine Workers of America (UMWA) and their beneficiaries pursuant to the Coal Industry Retiree Health Benefit Act of 1992 (the Coal Act). The recorded reserve for payments was $19,204,105 at June 30, 1996.


NOTE F -- CONTINGENT GAINS

Since the Company has not had a contractual relationship with the UMWA since 1964 and never bargained for nor guaranteed any health care or death benefits, a lawsuit was filed which challenges the constitutionality of the Act discussed in the preceding note. During 1996, the United States Court of Appeals upheld the Federal District Court decision. A petition for rehearing was filed and denied. A Petition for Writ of Certiorari is under preparation by the Company's attorneys for filing with the Supreme Court of the United States.

If the Company prevails in this lawsuit, its obligation under the Coal Act would be eliminated.

The Company has also made a request to the Social Security
Administration for relief based on an administrative review of approximately one-third of the assigned individuals. This matter could cause future payments under the Coal Act to be reduced significantly.

The ultimate outcome of each of these proceedings is uncertain at the present time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of the Company's coal operations for the three-month periods ended June 30, 1996 and 1995 are summarized as follows:

                                        Three-Months Ended June 30
                                        --------------------------
                                            1996          1995
                                        -----------  ------------
Net Product sales                       $21,511,740   $17,816,023
Operating expenses and
  purchased products                     15,188,532    12,160,470
Other operating expense                   4,001,791     2,865,135
Adm. Selling and
 Transportation expenses                    479,896       450,000
                                         ----------    ----------

 Total Expenses                          19,670,219    15,475,605
                                         ----------    ----------
INCOME FROM COAL
 OPERATIONS                             $ 1,841,521   $ 2,340,418
                                         ==========    ==========

Tons sold                                   733,686       580,208

Sales per ton                                $29.32        $30.70
Cost of sales per ton                         26.81         26.67
                                              -----         -----
 Margin per ton                              $ 2.51        $ 4.03
                                              =====         =====


For the comparable first quarters of the fiscal years ending 1997 and 1996, the Company's margin on coal processing declined $498,897, reflecting lower unit selling prices (declined $1.38 or 4.5%) and higher unit costs (increased $0.14 or .5%). Lower per ton purchased coal and reduced processing and administrative costs from increased volume were offset primarily by higher unit royalty, wheelage and production tax expense. The renegotiated long-term supply contract price of a major customer decreased the per ton selling price. The sale of higher unit priced specialty coals was limited by the Company's mix of production. Increased capacity for high quality deep mined coal continues to be a major objective for the Company's operations. An increase in brokered tonnage subsidized the Company's unit costs to a limited degree.

No assets were sold during the quarter ended June 30, 1996. Interest expense by major liabilities included:


                                           1996         1995
                                         -------      ---------
Kentucky Workers Compensation           $161,489     $  142,644
Coal Act                                 328,965        406,552
Bank Debt                                372,479        500,557
                                         -------      ---------
        TOTAL                           $862,933     $1,049,753
                                         =======      =========


Less debt and lower interest rates reduced bank debt interest, reduced reserves lowered Coal Act interest, and increased reserves increased Workers' Compensation interest.


FINANCIAL CONDITION AND LIQUIDITY

The Company continued to make all pre-petition debt payments as required by its confirmed Reorganization Plan. The Company's working capital ratio improved from 1.12 at March 31, 1996 to 1.16 at June 30, 1996. Accounts and notes receivable remained virtually unchanged for the same two dates while coal inventory value increased by $1,857,000. The increase in coal inventory reflects an accumulation of tonnage in anticipation of mine vacations and has since been lowered to minimum working levels. Capital expenditures amounted to $197,200 while net reduction in debt and leases was $1,479,000. Coal Act premiums amounted to $793,200 and Kentucky Workers' Compensation costs amounted to $472,300. The feasibility of an overland conveyor continues to be studied. No dividends were paid or declared during the quarter.


                              PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits - None

    (b) Reports on Form 8-K - No current reports were filed during the quarter ended June 30, 1996.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            BLUE DIAMOND COAL COMPANY
                                           --------------------------
                                                    Registrant



Date:   8-8-96                                   Ted B. Helms
     -----------------------               --------------------------
                                                  Ted B. Helms
                                                    President



Date:   8-8-96                                    W. S. Lyon, III
     -----------------------               --------------------------
                                                  W. S. Lyon, III
                                                     Treasurer