Form 10-Q
period 1996-09-30
BLUE DIAMOND COAL CO
filed 1996-11-12
CIK 704870

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                       Form 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1996           Commission File Number 0-10610
                  ------------------                                  -------

                             BLUE DIAMOND COAL COMPANY
------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


       Delaware                                                62-0133200
-------------------------------                         ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)


P. O. Box 59015, 341 Troy Circle, Knoxville, TN               37950-9015
-----------------------------------------------         ----------------------
   (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code           (423) 588-8511
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996.



              Class                          Outstanding at September 30, 1996
------------------------------------         ---------------------------------
     Common Stock, $1 Par Value                         935,220 Shares

                               BLUE DIAMOND COAL COMPANY

                                         INDEX

                                                                         Page
PART I.  FINANCIAL INFORMATION                                          Number
                                                                        ------
     Item 1.   Financial Statements

               Consolidated Condensed Balance Sheet
               September 30, 1996 (Unaudited) and
               March 31, 1996 (Audited)......................................3

               Consolidated Condensed Statement of
               Income (Unaudited) - Three-Months and Six-Months
               Ended September 30, 1996 and 1995.............................5

               Consolidated Condensed Statements of
               Changes in Cash Flows (Unaudited)
               Six-Months Ended September 30, 1996 and 1995..................6

               Notes to Consolidated Condensed
               Financial Statements..........................................7


     Item 2.   Management's Discussion and Analysis of Results
               of Operations and Financial Condition.........................9


PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K.............................10

                             PART I.  FINANCIAL INFORMATION
                       BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED BALANCE SHEET

                                                  September 30      March 31
                                                      1996            1996
                                                 ------------     -----------
                                                  (Unaudited)
ASSETS
CURRENT ASSETS
  Cash                                           $    282,787     $    304,815
  Short Term Investments                              810,000           83,126
  Accounts and Notes Receivable                     9,152,603       10,854,635
  Inventories - Coal                                1,996,529        1,967,780
  Inventories - Supplies                            1,887,221        1,814,562
  Other Current Assets                                521,208          575,330
                                                  -----------      -----------
    TOTAL CURRENT ASSETS                           14,650,348       15,600,248

PROPERTY, PLANT AND EQUIPMENT                     115,666,966      115,162,832
  Less:  Accumulated Depreciation & Depletion      48,306,471       46,343,339
                                                  -----------      -----------
    NET PROPERTY, PLANT & EQUIPMENT                67,360,495       68,819,493

Investments                                           515,966          515,966
Other Assets                                        1,560,759        1,909,854
                                                  -----------      -----------
    TOTAL ASSETS                                  $84,087,568      $86,845,561
                                                   ==========       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable                                  $          0     $  1,201,630
  Current Notes Payable and Capital Leases          2,943,106        2,878,279
  Accounts Payable and Accrued Expenses            10,076,266        9,354,901
  Current Portion of Reorganization Liabilities       436,774          463,174
                                                  -----------      -----------
    TOTAL CURRENT LIABILITIES                      13,456,146       13,897,984

LONG-TERM LIABILITIES
  Long-term Debt                                    8,235,367       11,080,585
  Reserve for Health Care & Workers' Compensation  25,310,132       26,335,770
  Reorganization Liabilities                        2,638,518        2,856,287
  Deferred Income Taxes                             1,569,500        1,569,500
  Other Liabilities                                   757,071          780,481
                                                   ----------       ----------
    TOTAL LONG-TERM LIABILITIES                    38,510,588       42,622,623


STOCKHOLDERS' EQUITY
  Common Stock - $1 Par Value, 1,000,000 Shares
    961,132 Issued (Including Treasury Stock)         961,132         961,132
  Additional Paid-In-Capital                       24,305,480      24,305,480
  Treasury Stock - 25,912 Shares at 9/30 & 3/31    (2,197,420)     (2,197,420)
  Retained Earnings                                 9,051,642       7,255,762
                                                  -----------     -----------
    TOTAL STOCKHOLDERS' EQUITY                     32,120,834      30,324,954
                                                   ----------      ----------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $84,087,568     $86,845,561
                                                   ==========      ==========

NOTE: The Balance Sheet at March 31, 1996 has been derived from the Audited Financial Statements of that date.

See Notes to Consolidated Condensed Financial Statements.

                      BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                     UNAUDITED

                         Three Months Ended Sept 30  Six Months Ended Sept 30
                         --------------------------  ------------------------
                             1996         1995          1996         1995
                         ------------  -----------   -----------  -----------
REVENUES
 Net Product Sales        $24,618,856  $23,799,821   $46,130,596  $41,615,844
 Interest Income               40,956       20,832        44,847       24,538
 Gain (Loss) on Sale
   of Fixed Assets             24,000            0        24,000       20,982
                           ----------   ----------    ----------   ----------
   TOTAL REVENUES          24,683,812   23,820,653    46,199,443   41,661,364

COSTS AND EXPENSES
 Operating Expenses
   and Purchased Products  18,670,930   16,894,233    33,859,462   29,054,703
 Other Operating Charges    3,853,566    3,973,798     7,855,357    6,838,933
 Administrative, Selling &
  Transportation Expenses     450,000      505,000       929,896      955,000
 Interest Expense             838,002    1,010,538     1,700,935    2,060,291
 Other Expense                  4,702      (35,977)       57,913       26,411
                            ----------   ----------    ----------   ----------
 TOTAL COSTS AND EXPENSES   23,817,200   22,347,592    44,403,563   38,935,338

Income Before Taxes           866,612    1,473,061     1,795,880    2,726,026
Income Tax Expense                   0            0             0            0
                            ----------   ----------    ----------   ----------
   NET INCOME              $   866,612  $ 1,473,061   $ 1,795,880  $ 2,726,026
                            ==========   ==========    ==========   ==========

Average Number of
 Common Shares Outstanding     935,220      935,220       935,220      935,220
                               =======      =======       =======      =======

PER SHARE OF COMMON STOCK:
Net Income Based on
 Average Shares Outstanding      $0.93        $1.58         $1.92        $2.91
                                  ====         ====          ====         ====

Cash Dividends Declared
  and Paid                       $0.00        $0.00         $0.00        $0.00
                                  ====         ====          ====         ====

See Notes to Consolidated Condensed Financial Statements.

                        BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CHANGE IN CASH FLOWS
                                         UNAUDITED

                                              Six-Months Ended September 30
                                              -----------------------------
                                                 1996              1995
                                              ----------       ------------
OPERATING ACTIVITIES
 Funds Provided (Used) from Operations,
   Adjusted for Depreciation and Gain on
   Sale of Fixed Assets                       $3,889,354        $4,786,043
 (Increase) Decrease in Accounts Receivables   1,702,032        (4,150,175)
 (Increase) Decrease in Inventories             (101,408)       (2,207,422)
 (Increase) Decrease in Prepaid Assets          (323,658)          239,197
 (Decrease) Increase in Accounts Payable        (571,852)          135,619
 Other Changes from Operations                         0           465,980
                                               ---------        ----------
NET CASH FLOW PROVIDED (USED)
 BY OPERATIONS ACTIVITIES                     $4,594,468          (730,758)

FINANCING ACTIVITIES
 Issuance (Reduction) of Short-Term Debt-Net  (1,201,630)        2,341,162
 Issuance (Reduction) of Long-Term Debt-Net   (2,663,630)       (1,484,016)
 Addition (Reduction) in Capital Lease-Net      (116,760)         (108,889)
                                               ---------        ----------
  CASH PROCEEDS PROVIDED (USED)
   BY FINANCING ACTIVITIES                    (3,982,020)          748,257

INVESTMENT ACTIVITIES
 Expenditures for Property, Plant
   and Equipment                                (634,476)         (442,501)
 (Increase) Reduction of
 Employee Notes Receivable                             0            14,171
                                                ---------       ----------
  NET CASH USED BY INVESTING ACTIVITIES         (634,476)         (428,330)
                                                ---------       ----------

NET INCREASE (DECREASE) IN CASH
 & CASH EQUIVALENTS                              (22,028)         (410,831)
                                                ---------       ----------
Cash and Cash Equivalents
 at Beginning of Period                          304,815           694,811
                                               ----------       ----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD  $  282,787       $   283,980
                                                =========       ==========

See Notes to Consolidated Condensed Financial Statements.

                BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             September 30, 1996


NOTE A -- FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position as of September 30, 1996 and March 31, 1996, the results of operations for the three month and six-month periods ended September 30, 1996 and 1995 and cash flows for the six-month periods ended September 30, 1996 and 1995.

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

NOTE D -- WORKERS' COMPENSATION LIABILITY

In conjunction with the Company's Reorganization Plan, the Office of Workers' Compensation Programs of the United States Department of Labor (DOL) has assumed responsibility for the Company's pre-June, 1991 federal black lung claims. The Company is responsible for payment of claims and expenses related to pre-petition Kentucky Workers' compensation liabilities. The amount reserved for future Kentucky Workers' Compensation claims is $8,779,800 at September 30, 1996. Effective June 19, 1991, the Company obtained and continues to carry commercial insurance to cover its current State and Federal workers' compensation liabilities.


NOTE E -- UMWA RETIREE HEALTHCARE BENEFITS LIABILITY

During 1994, the Company received notice from the Social Security Administration (SSA) claiming the Company is responsible for health care and death benefit premiums for certain retired coal miners who were members of the United Mine Workers of America (UMWA) and their beneficiaries pursuant to the Coal Industry Retiree Health Benefit Act of 1992 (the Coal Act). The recorded reserve for payments was $18,015,600 at September 30, 1996.


NOTE F -- CONTINGENT GAINS

Since the Company has not had a contractual relationship with the UMWA since 1964 and never bargained for nor guaranteed any health care or death benefits, a lawsuit was filed which challenges the constitutionality of the Act discussed in the preceding note. During 1996, the United States Court of Appeals upheld the Federal District Court decision. A petition for rehearing was filed and denied. A Petition for Writ of Certiorari was filed in September by the Company's attorneys with the Supreme Court of the United States.

If the Company prevails in this lawsuit, its obligation under the Coal Act would be eliminated.

The Company has also made a request to the Social Security
Administration for relief based on an administrative review of approximately one-third of the assigned individuals. This matter could cause future payments under the Coal Act to be reduced significantly, although subsequent assignments of individuals to the Company may offset this relief.

The ultimate outcome of these proceedings is uncertain at the present time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of the Company's coal operations for the three-month and six-month periods ended September 30, 1996 and 1995 are summarized as follows:

                                     Three-Months Ended Sept 30        Six-Months Ended Sept 30
                                     -------------------------         --------------------------
                                         1996          1995                 1996         1995
                                     -----------   ----------         -----------  -----------
Net Product sales                    $24,618,856  $23,799,821         $46,130,596  $41,615,844
Operating expenses and
  purchased products                  18,670,930   16,894,233          33,859,462   29,054,703
Other operating expense                3,853,566    3,973,798           7,855,357    6,838,933
Adm. Selling and
 Transportation expenses                 450,000      505,000             929,896      955,000
                                      ----------   ----------          ----------   ----------

 Total Expenses                       22,974,496   21,373,031          42,644,715   36,848,636
                                      ----------   ----------          ----------   ----------
INCOME FROM COAL
 OPERATIONS                          $ 1,644,360  $ 2,426,790         $ 3,485,881  $ 4,767,208
                                      ==========   ==========          ==========   ==========

Tons sold                                833,415      789,813           1,567,101    1,370,021

Sales per ton                             $29.54       $30.13              $29.43       $30.38
Cost of sales per ton                      27.57        27.06               27.21        26.90
                                           -----        -----               -----        -----
 Margin per ton                           $ 1.97       $ 3.07              $ 2.22       $ 3.48
                                           =====        =====               =====        =====



The Company's income from coal operations for the six-month period ended September 30, 1996, amounted to $3,485,900 of which $1,644,400 (47%) was generated in the second fiscal quarter. Fifty-three (53%) percent of the current fiscal year's tonnage was shipped in the second quarter. Per ton coal prices for the year have decreased approximately $0.95 (3%) from the preceding year, reflecting reduction in price of coal contracted for the long term. Per ton costs have also increased about one (1%) percent over the preceding year's costs due primarily to royalty and property tax costs. Production from the Company's reserves provided about 94% of total coal shipped. Management anticipates shipments will continue at current levels for the remainder of the fiscal year.

The current year's six-month earnings from coal operations were offset by interest expense including:


                                                               Increase
                                        1996         1995     (Decrease)
                                     ---------   ----------   --------

Kentucky Workers' Compensation       $  317,800   $  286,800  $  31,000
Coal Act Healthcare                     649,800      807,000   (157,200)
Bank and Reorganization Liabilities     733,400      966,500   (213,100)
                                      ---------    ---------    -------
                                     $1,701,000   $2,060,300  $(359,300)
                                      =========    =========    =======


Continuing the trend from the first quarter, less debt and lower interest rates reduced bank debt interest, reduced reserves lowered Coal Act interest and increased reserves increased Workers' Compensation interest. Gain on sale of fixed assets amounted to $24,000 in the second quarter.


FINANCIAL CONDITION AND LIQUIDITY

The Company's working capital ratio was 1.09 at September 30th, compared to 1.12 at March 31st. Capital expenditures of $634,500 were in line with projections. Long-term debt has been reduced by $4,000,000 during the first six months of this year. A tentative renegotiation of the Company's bank debt has resulted in improved terms and interest rates. Coal Act premium payments ($1,586,400) and Kentucky Workers' Compensation payments ($864,400) continue to challenge the Company's liquidity.



                              PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits - Exhibit 27, Financial Data Schedule

    (b) Reports on Form 8-K - No current reports were filed during the quarter ended September 30, 1996.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             BLUE DIAMOND COAL COMPANY
                                           -----------------------------
                                                    Registrant



Date:  November 11, 1996                           Ted B. Helms
                                           -----------------------------
                                                   Ted B. Helms
                                                    President



Date:  November 11, 1996                          W. S. Lyon, III
                                           -----------------------------
                                                  W. S. Lyon, III
                                                    Treasurer