Form 10-Q
period 1996-12-31
BLUE DIAMOND COAL CO
filed 1997-02-12
CIK 704870

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                       Form 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1996            Commission File Number 0-10610
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1996.



              Class                           Outstanding at December 31, 1996
------------------------------------          --------------------------------
     Common Stock, $1 Par Value                         935,220 Shares

                               BLUE DIAMOND COAL COMPANY

                                         INDEX

                                                                         Page
PART I.  FINANCIAL INFORMATION                                          Number
                                                                        ------
     Item 1.   Financial Statements

               Consolidated Condensed Balance Sheet
               December 31, 1996 (Unaudited) and
               March 31, 1996 (Audited)......................................3

               Consolidated Condensed Statement of
               Income (Unaudited) - Three-Months and Nine-Months
               Ended December 31, 1996 and 1995..............................5

               Consolidated Condensed Statements of
               Changes in Cash Flows (Unaudited)
               Nine-Months Ended December 31, 1996 and 1995..................6

               Notes to Consolidated Condensed
               Financial Statements..........................................7


     Item 2.   Management's Discussion and Analysis of Results
               of Operations and Financial Condition.........................9


PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K.............................10

                             PART I.  FINANCIAL INFORMATION
                       BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED BALANCE SHEET

                                                 December 31        March 31
                                                      1996            1996
                                                 ------------     -----------
                                                  (Unaudited)
ASSETS
CURRENT ASSETS
  Cash                                           $    400,024     $    304,815
  Short Term Investments                                    0           83,126
  Accounts and Notes Receivable                     8,811,178       10,854,635
  Inventories - Coal                                2,626,239        1,967,780
  Inventories - Supplies                            1,910,184        1,814,562
  Other Current Assets                                355,344          575,330
                                                  -----------      -----------
    TOTAL CURRENT ASSETS                           14,102,969       15,600,248

PROPERTY, PLANT AND EQUIPMENT                     116,023,840      115,162,832
  Less:  Accumulated Depreciation & Depletion      49,372,197       46,343,339
                                                  -----------      -----------
    NET PROPERTY, PLANT & EQUIPMENT                66,651,643       68,819,493

Investments                                           515,966          515,966
Other Assets                                        1,646,306        1,909,854
                                                  -----------      -----------
    TOTAL ASSETS                                  $82,916,884      $86,845,561
                                                   ==========       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable                                  $          0     $  1,201,630
  Current Notes Payable and Capital Leases          2,234,696        2,878,279
  Accounts Payable and Accrued Expenses             9,976,044        9,354,901
  Current Portion of Reorganization Liabilities       428,183          463,174
                                                  -----------      -----------
    TOTAL CURRENT LIABILITIES                      12,638,923       13,897,984

LONG-TERM LIABILITIES
  Long-term Debt                                    8,545,144       11,080,585
  Reserve for Health Care & Workers' Compensation  23,978,360       26,335,770
  Reorganization Liabilities                        2,547,981        2,856,287
  Deferred Income Taxes                             1,569,500        1,569,500
  Other Liabilities                                   747,205          780,481
                                                   ----------       ----------
    TOTAL LONG-TERM LIABILITIES                    37,388,190       42,622,623


STOCKHOLDERS' EQUITY
  Common Stock - $1 Par Value, 1,000,000
    Shares Authorized, 961,220 Issued
    (Including Treasury Stock)                        961,132         961,132
  Additional Paid-In-Capital                       24,305,480      24,305,480
  Treasury Stock-25,912 Shares at 12/31 & 3/31     (2,197,420)     (2,197,420)
  Retained Earnings                                 9,820,579       7,255,762
                                                  -----------     -----------
    TOTAL STOCKHOLDERS' EQUITY                     32,889,771      30,324,954
                                                   ----------      ----------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $82,916,884     $86,845,561
                                                   ==========      ==========

NOTE: The Balance Sheet at March 31, 1996 has been derived from the Audited Financial Statements of that date.

See Notes to Consolidated Condensed Financial Statements.

                      BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                     UNAUDITED

                         Three Months Ended Dec. 31  Nine Months Ended Dec. 31
                         --------------------------  -------------------------
                             1996         1995          1996         1995
                         ------------  -----------   -----------  -----------
REVENUES
 Net Product Sales        $22,029,064  $24,171,052   $68,159,660  $65,786,896
 Interest Income               22,101       31,567        66,948       56,105
 Gain (Loss) on Sale
   of Fixed Assets                  0       12,030        24,000       33,012
                           ----------   ----------    ----------   ----------
   TOTAL REVENUES          22,051,165   24,214,649    68,250,608   65,876,013

COSTS AND EXPENSES
 Operating Expenses
   and Purchased Products  16,317,487   17,670,256    50,176,949   46,724,959
 Other Operating Charges    3,841,477    4,024,404    11,696,834   10,863,337
 Administrative, Selling &
  Transportation Expenses     377,803      400,000     1,307,699    1,355,000
 Interest Expense             793,401      972,526     2,494,336    3,032,817
 Other Expense                (47,941)      18,309         9,972       44,720
                            ----------   ----------    ----------   ----------
 TOTAL COSTS AND EXPENSES  21,282,227   23,085,495    65,685,790   62,020,833

Income Before Taxes           768,938    1,129,154     2,564,818    3,855,180
Income Tax Expense                  0            0             0            0
                            ----------   ----------    ----------   ----------
   NET INCOME             $   768,938  $ 1,129,154   $ 2,564,818  $ 3,855,180
                           ==========   ==========    ==========   ==========

Average Number of
 Common Shares Outstanding     935,220      935,220       935,220      935,220
                               =======      =======       =======      =======

PER SHARE OF COMMON STOCK:
Net Income Based on
 Average Shares Outstanding      $0.82        $1.21         $2.74        $4.12
                                  ====         ====          ====         ====

Cash Dividends Declared
  and Paid                       $0.00        $0.00         $0.00        $0.00
                                  ====         ====          ====         ====

See Notes to Consolidated Condensed Financial Statements.

                        BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CHANGE IN CASH FLOWS
                                         UNAUDITED

                                              Nine-Months Ended December 31
                                              -----------------------------
                                                 1996              1995
                                              ----------       ------------
OPERATING ACTIVITIES
 Funds Provided (Used) from Operations,
   Adjusted for Depreciation and Gain on
   Sale of Fixed Assets                       $5,724,018        $7,059,006
 (Increase) Decrease in Accounts Receivables   2,043,457        (4,204,793)
 (Increase) Decrease in Inventories             (754,081)       (1,282,897)
 (Increase) Decrease in Prepaid Assets           566,658            (8,544)
 (Decrease) Increase in Accounts Payable      (2,112,840)         (320,912)
 Other Changes from Operations                         0           476,331
                                               ---------        ----------
NET CASH FLOW PROVIDED (USED)
 BY OPERATIONS ACTIVITIES                     $5,467,212         1,718,191

FINANCING ACTIVITIES
 Issuance (Reduction) of Short-Term Debt-Net  (1,201,630)          320,025
 Issuance (Reduction) of Long-Term Debt-Net   (3,002,337)       (1,974,326)
 Addition (Reduction) in Capital Lease-Net      (176,686)         (164,775)
                                               ---------        ----------
  CASH PROVIDED (USED)
   BY FINANCING ACTIVITIES                    (4,380,653)       (1,819,076)

INVESTMENT ACTIVITIES
 Expenditures for Property, Plant
   and Equipment                                (991,350)         (600,548)
 (Increase) Reduction of
   Employee Notes Receivable                           0            15,675
                                               ---------        ----------
  NET CASH USED BY INVESTING ACTIVITIES         (991,350)         (584,873)
                                               ---------        ----------

NET INCREASE (DECREASE) IN CASH
 & CASH EQUIVALENTS                               95,209          (685,758)
                                               ---------        ----------
Cash and Cash Equivalents
 at Beginning of Period                          304,815           694,811
                                               ---------        ----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD  $  400,024       $     9,053
                                               =========        ==========

See Notes to Consolidated Condensed Financial Statements.

                BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             December 31, 1996


NOTE A -- FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 1996 and March 31, 1996, the results of operations for the three-month and nine-month periods ended December 31, 1996 and 1995 and cash flows for the nine-month periods ended December 31, 1996 and 1995.

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

NOTE D -- WORKERS' COMPENSATION LIABILITY

In conjunction with the Company's Reorganization Plan, the Office of Workers' Compensation Programs of the United States Department of Labor (DOL) has assumed responsibility for the Company's pre-June, 1991 federal black lung claims. The Company is responsible for payment of claims and expenses related to pre-petition Kentucky Workers' compensation liabilities. The amount reserved for future Kentucky Workers' Compensation claims is $8,561,400 at December 31, 1996. Effective June 19, 1991, the Company obtained and continues to carry commercial insurance to cover its current State and Federal workers' compensation liabilities.


NOTE E -- UMWA RETIREE HEALTHCARE BENEFITS LIABILITY

During 1994, the Company received notice from the Social Security Administration (SSA) claiming the Company is responsible for health care and death benefit premiums for certain retired coal miners who were members of the United Mine Workers of America (UMWA) and their beneficiaries pursuant to the Coal Industry Retiree Health Benefit Act of 1992 (the Coal Act). The recorded reserve for payments was $17,502,200 at December 31, 1996.


NOTE F -- CONTINGENT GAINS

The Company has not had a contractual relationship with the UMWA since 1964 and never bargained for nor guaranteed any health care or death benefits. A lawsuit was filed which challenges the constitutionality of the Coal Act, but the Federal District Court ruled against the Company. During 1996, the United States Court of Appeals upheld the Federal District Court decision. A petition for rehearing was filed and denied. A Petition for Writ of Certiorari, filed in September with the Supreme Court of the United States, was denied on January 6, 1997. This denial ended the Company's challenge to the constitutionality of the Coal Act.

The Company has also made a request to the Social Security
Administration for relief based on an administrative review of approximately one-third of the assigned individuals. This matter could cause future payments under the Coal Act to be reduced significantly, although subsequent assignments of individuals to the Company may offset this relief. The ultimate outcome of these review proceedings is uncertain.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of the Company's coal operations for the three-month and nine-month periods ended December 31, 1996 and 1995 are summarized as follows:

                             Three-Months Ended Dec. 30      Nine-Months Ended Dec. 30
                             --------------------------      -------------------------
                                 1996         1995              1996         1995
                             -----------   ----------       -----------  -----------
Net Product sales            $22,029,064  $24,171,052       $68,159,660  $65,786,896
Operating expenses and
  purchased products          16,317,487   17,670,256        50,176,949   46,724,959
Other operating expense        3,841,477    4,024,404        11,696,834   10,863,337
Adm. Selling and
 Transportation expenses         377,803      400,000         1,307,699    1,355,000
                              ----------   ----------        ----------   ----------

 Total Expenses               20,536,767   22,094,660        63,181,482   58,943,296
                              ----------   ----------        ----------   ----------
INCOME FROM COAL
 OPERATIONS                  $ 1,492,297  $ 2,076,392       $ 4,978,178  $ 6,843,600
                              ==========   ==========        ==========   ==========

Tons sold                        778,287      821,320         2,345,388    2,191,341

Sales per ton                     $28.31       $29.43            $29.06       $30.02
Cost of sales per ton              26.39        26.90             26.94        26.90
                                   -----        -----             -----        -----
 Margin per ton                   $ 1.92       $ 2.53            $ 2.12       $ 3.12
                                   =====        =====             =====        =====



The Company's coal operations have generated $929,268, $1,644,360 and $1,492,300 during the first, second and third quarters, respectively, of the current fiscal year. These results compare with $2,340,400, $2,426,800 and $2,076,400 for the same quarters of the preceding fiscal year. Annual shipped tons are anticipated to increase to approximately 3,109,000 from last year's shipments of 3,008,000. Reduced sales prices per ton reflect lower long-term and spot market prices. The Company and its contract producers have been able to obtain Workers' Compensation coverage in the voluntary market at favorable rates. Recent Kentucky Workers' Compensation Reform Legislation should further reduce these costs.

Interest expense accrued for the nine months ended December 31, 1996 and 1995 was as follows:

                                                              Increase
                                        1996         1995    (Decrease)
                                     ---------   ----------   --------

Kentucky Workers' Compensation       $  470,179   $  426,500  $  43,679
Coal Act Healthcare                     962,053    1,204,800   (242,747)
Bank and Reorganization Liabilities   1,062,104    1,401,500   (339,396)
                                      ---------    ---------    -------
                                     $2,494,336   $3,032,800  $(538,464)
                                      =========    =========    =======


Continuing the trend from the first two quarters, less debt and lower interest rates reduced bank debt interest, reduced reserves lowered Coal Act interest and increased reserves increased Workers' Compensation interest.


FINANCIAL CONDITION AND LIQUIDITY

The Company's working capital ratio was 1.12 at December 31, 1996, compared to 1.12 at March 31st. Capital expenditures of $991,400 were in line with projections. Long-term debt has been reduced by $3,000,000 during the first nine months of this year. A renegotiation of the Company's bank debt has resulted in improved terms and interest rates. Coal Act premium payments ($2,412,000) and Kentucky Workers' Compensation payments ($1,235,200) continue to challenge the Company's liquidity.



                              PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits - Exhibit 27, Financial Data Schedule

    (b) Reports on Form 8-K - No current reports were filed during the quarter ended December 31, 1996.

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




                                             BLUE DIAMOND COAL COMPANY
                                           -----------------------------
                                                    Registrant



Date:  February 12, 1997                           Ted B. Helms
                                           -----------------------------
                                                   Ted B. Helms
                                                    President



Date:  February 12, 1997                          W. S. Lyon, III
                                           -----------------------------
                                                  W. S. Lyon, III
                                                    Treasurer