Form 10-K
period 1997-03-31
BLUE DIAMOND COAL CO
filed 1997-06-26
CIK 704870

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended March 31, 1997        Commission file no. 0-10610
                          --------------                            -------

                          BLUE DIAMOND COAL COMPANY
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             62-0133200
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

P.O. Box 59015, 341 Troy Circle, Knoxville, Tennessee         37950-9015
-----------------------------------------------------   -------------------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code          (423) 588-8511
                                                        -------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class               Name of each exchange on which registered
      NONE                                        NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 Par Value
    (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X__

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X       No____

Indicate by check mark whether registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes    X     No_____



As of May 31, 1997, 935,220 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock (based upon the average bid and asked price of such stock on May 31, 1997) held by nonaffiliates of the Company was approximately $11,050,000.

Documents Incorporated by Reference

The Company's definitive proxy statement for the Annual Meeting of Stockholders scheduled for August 26, 1997 is incorporated by reference in Part III hereof.




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

    Item 12.   Security Ownership of Certain Beneficial Owners and
               Management

    Item 13.   Certain Relationships and Related Transactions


PART IV

    Item 14.   Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K



                                 PART I

ITEM 1.  BUSINESS

Blue Diamond Coal Company ("Blue Diamond" or "Company" or "Registrant") was incorporated on November 8, 1922 under the laws of the state of Delaware. The principal offices are located at 341 Troy Circle, Knoxville, Tennessee 37919. At March 31, 1997, Blue Diamond was engaged, together with its wholly owned subsidiary, Blue Diamond Coal Export Company, in the leasing of coal properties and the purchasing, processing and selling of bituminous coal. Eolia Resources, a wholly owned subsidiary, owns certain mineral rights for sand, clay and mica in Swain and Jackson Counties, North Carolina.

The principal product of the Registrant is low-sulfur coal suitable for industrial and utility uses. The Company purchases coal produced by independent operators from underground and surface mines on properties owned or leased by it in southeastern Kentucky. Blue Diamond also purchases a limited amount of coal for processing from other properties. The processing and loading for shipment to the customer of coal purchased from said operators is performed by employees of the Company. The Company's operations accounted for less than 1% of the nation's 1996 coal production.

The following table sets forth Blue Diamond's production (100% by contractors) on a clean coal basis for each of the last five fiscal years:

                 Fiscal Year              Total
                Ended March 31        Production
                --------------        -----------
                   1993               2,014,631
                   1994               1,953,044
                   1995               2,479,487
                   1996               2,934,798
                   1997               2,994,941

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

The following table sets forth on a per ton basis, the selling price, cost of sales and depreciation expense for each of the last five fiscal years.



      Fiscal Year     Average Selling   Cost of Sales     Depreciation
    Ended March 31     Price Per Ton      Per Ton        Expense Per Ton
    --------------    ----------------  --------------   ---------------
        1993           $29.03             $27.62              $1.47
        1994           $29.27             $29.73              $1.20
        1995           $29.15             $26.26              $1.26
        1996           $29.74             $27.76              $1.34
        1997           $29.19             $27.06              $1.34


Sales are primarily through the Registrant's sales department which has offices in Knoxville, Tennessee, and Cincinnati, Ohio. During the fiscal year ending March 31, 1997, the total dollar sales were divided as follows:
Steam Coal, 82.6% and Industrial and Domestic Coal, 17.4%. These figures compare with 89.0% and 11.0%, respectively, in the previous fiscal year and with 90.1% and 9.9%, respectively, in the fiscal year ending March 31, 1995. There were no export sales on a direct basis during the year, although Blue Diamond shipped approximately 180,000 tons of coal for export through four brokers.

During the fiscal year ended 1997, two customers each accounted for more than 10% of total coal sales. Georgia Power Company and Orlando Utilities Commission accounted for 31.8% and 30.9%, respectively, of consolidated revenue from coal sales.

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

The Company believes the mining operations covered by the permits it holds are in substantial compliance with applicable laws and regulations regarding the environment. During the past fiscal year, only two (2) Notices of Noncompliance were issued Company-wide by the Commonwealth of Kentucky. One was abated without any penalty being imposed. The second was issued March 25, 1997 and is still pending. No violations were issued to Blue Diamond by the Division of Water during the past fiscal year.

The Company has made, and continues to make, substantial capital expenditures in the construction of dams, sedimentation ponds, diversion ditches, piping, culverting and sump ponds. For the fiscal year ended March 31, 1997, capital expenditures related to environmental projects totaled $168,090 for all mines. Similar capital expenditures for the fiscal years ending March 31, 1998 and March 31, 1999 are estimated to amount to $850,000 and $400,000, respectively. These amounts may change as a result of new regulations or unforeseeable conditions and would be significantly higher if operations of the Company were permanently discontinued.

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

As of March 31, 1997, Blue Diamond employed 52 people, including management personnel.


ITEM 2.  PROPERTIES

Blue Diamond controls various coal seams through ownership or long-term leases at its coal mining complex at the Beech Fork/Leatherwood Operation at Slemp, Kentucky. Underground production is derived from the Alma, Hazard #4 and Leatherwood (Hazard #5A) coal seams. Surface production consists primarily of the Leatherwood Seam and the Hazard #10 - #12 Seams. Several other seams of mineable thickness are located on the Company's properties.

Independent producers currently operate ten deep and four surface mines producing coal from the Company's reserves. From time to time, the Company has procureed very limited amounts of production from mines not on the Company's property. The Company and/or its contractors are continually in the process of permitting additional mines on Company reserves.

The Jasper K. Cornett Preparation Plant at Beech Fork can process up to 1,250 tons per hour of raw coal and can handle production from all the contractor operations. The plant utilizes heavy media vessels for the coarse coal circuit and Deister tables and spiral classifiers for the fine coal circuit. It is located on leased property and was completed in 1990 at a cost of approximately $34 million.

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

The registrant owns approximately 375 acres of non-coal land in Knox County, Kentucky. This land is recorded on the Company's books at a value of $206,500.

For a summary of all the Company's property, plant and equipment, including depreciation and depletion, the reader is directed to the Consolidated Balance Sheet at Page 23.

The engineering firm of Marshall Miller and Associates, headquartered in Bluefield, Virginia recently completed an estimate of the coal reserves controlled by the Company. The last such estimate had been done in 1989 and, in recent years, some additional long term leases were acquired which needed to be added to the reserve estimate. The company had also had a number of exploratory core holes drilled at strategic locations to firm up estimates which in the past had only been inferred.

The above referenced report reflects the recoverable reserves at March 31, 1997 which have been determined to be both economically and legally extractable at this time as follows:

              Summary of Clean Recoverable Coal Reserves
                    (In Thousands of Clean Tons)

            Measured         Indicated         Total (1) (2)
            --------         ---------        -------
	           60,543           55,875           116,418


(1)  Of this total, 109.9 million tons are deep mine reserves.

(2) The average recovery on extraction of surface mine reserves is calculated using an 85% and a 90% factor on tons in-place for contour strip and mountaintop reserves, respectively. The deep mine reserves are mined using continuous miner equipment with a mining recovery ranging from 50% to 65%. A washer loss of 10% is used for deep mine tonnage which allows for spillage, displaced coal and plant efficiency.


ITEM 3.  LEGAL PROCEEDINGS

The Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act") was enacted by Congress to fund deficits which existed in certain United Mine Workers of America (UMWA) Welfare Funds. Although Blue Diamond employees were last covered by a UMWA Wage Agreement which expired in 1964, the Company was assessed significant annual premiums under this legislation to fund a portion of said deficits. Adversary Proceeding No. 93-3065 styled Blue Diamond Coal Company vs. Donna Shalala, Secretary of Health and Human Services, and Joseph P. Connors, Sr., Marty D. Hudson, Thomas O.S. Rand, Elliott A. Segal, Carlton R. Sickles, Gail R. Wilensky, Trustees of the United Mine Workers' of America Combined Benefit Fund was filed on May 24, 1993, seeking a Declaratory Judgment declaring the Coal Act to be in violation of the Company's fundamental rights under the United States Constitution. It was dismissed by the District Court by the Opinion entered November 9, 1994. An appeal was filed with the United States Court of Appeals for the Sixth Circuit at Cincinnati, Ohio, and a three judge panel filed a Decision on March 21, 1996 which upheld the Order of the District Court. A Petition for Rehearing and Suggestion for Rehearing En Banc was denied and the Company's attorneys filed a Petition For A Writ of Certiorari with the Supreme Court of the United States. This Petition was also denied by an Order entered January 6, 1997.

The Company is seeking administrative relief in regard to the beneficiary assignments it received from the Social Security Administration (SSA). Evidence supporting Blue Diamond's position has been transmitted to the SSA Service Centers. The reader is referred to Note 8 to the Consolidated Financial Statements for a discussion of the Company's recognition on its balance sheet of the present value of the future post-retirement premiums brought about by The Coal Act.

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


    	Year Ending March 31       		High              Low
     --------------------         ------            -----
      1996
          1st Quarter              $19 1/2           $13
          2nd Quarter              $21 1/2           $16
          3rd Quarter              $22               $19
          4th Quarter              $23               $22

      1997
          1st Quarter              $22 1/2           $21 1/2
          2nd Quarter              $22 1/2           $22 1/2
          3rd Quarter              $23               $22 1/2
          4th Quarter              $24 1/2           $23


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

Under the terms and conditions of the Company's Loan Agreement with PNC Bank, Kentucky, Inc. (formerly Citizens Fidelity Bank and Trust Company), and First American National Bank, no dividends may be paid on the Company's capital stock or funds set aside for such purpose during any fiscal year in an aggregate amount in excess of the lesser of $1,000,000 or the "Excess Cash Flow" for the immediately preceding fiscal year. "Excess Cash Flow" means after tax net income plus depreciation minus principal payments to creditors under the Plan of Reorganization minus capital expenditures and capital lease payments, minus gain on assets sold and minus dividends declared and paid for the applicable fiscal year. In addition, the Company may not redeem or purchase any of its capital stock without the prior written consent of the banks.

The Registrant had 406 stockholders of record on May 31, 1997.


ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL INFORMATION OF BLUE DIAMOND COAL COMPANY
(Amounts in Thousands Except Per Share Amounts)

                             1997         1996          1995          1994          1993
                            -------     -------        -------      -------      --------
Net Sales & Operating
  Revenues                  $90,372      $89,967       $77,254     $69,276       $65,029
Net Income (Loss)             4,167 (a)    5,242 (b)     3,713     (28,409)(c)       851 (d)
Net Income (Loss)
  Per Common Share             4.46         5.61          3.97      (30.38)         1.67

Total Assets                 84,380       86,846        86,054      86,818        89,055
Long Term Debt &
 Capital Leases              11,132       13,937        17,200      21,100        24,383 (e)
Cash Dividends Declared
  Per Common Share              .00          .00           .00         .00           .00


Note (a) Includes credit for UMWA coal miners retiree health care in the amount of $408,500.

     (b) Includes credit for UMWA coal miners retiree health care and charge for Workers Compensation benefits in the net benefit amount of $484,900 before taxes.

     (c) Includes provisions for UMWA coal miners retiree health care and Kentucky workers' compensation benefits in the amount of $35,722,300 before taxes.

     (d) Includes price adjustments of $917,900 for common stock issued in prior years in exchange for notes receivable secured by the common stock.

     (e) Virtually all 1992 debt was classified as short-term as the Company's Loan Agreement had expired and was being extended periodically through the Bankruptcy proceedings. The majority of this debt was reclassified to long-term when the new
          Term Loan Agreement was executed in December 1992.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of the Company's coal operations for the three years ended March 31, 1997, 1996 and 1995 are summarized as follows:



                                      1997             1996            1995
                                  -----------       -----------     -----------
Net product sales                 $89,781,300       $89,468,400     $76,785,600
Operating expenses
  and purchased products           65,634,400        64,208,600      57,658,300
Other operating expenses           15,870,400        17,062,200       9,809,800
Administrative, transportation,
 and selling expenses               1,723,100         2,232,100       1,699,300
                                   ----------        ----------      ----------
     Total Expenses                83,227,900        83,502,900      69,167,400
                                   ----------        ----------      ----------
     Income From
     Coal Operations              $ 6,553,400       $ 5,965,500     $ 7,618,200
                                   ==========        ==========      ==========

Tons Sold                           3,075,300         3,008,400       2,634,200

Sales Per Ton                          $29.19            $29.74            9.15
Expenses Per Ton                        27.06             27.76           26.26
                                        -----             -----           -----
Income Per Ton                         $ 2.13            $ 1.98          $ 2.89
                                        =====             =====           =====

Production and sale of coal tonnage for the three (3) years ended March 31, 1997, 1996 and 1995 are summarized as follows:

                                          1997         1996         1995
                                       ---------    ---------    ---------
Deep Coal                              1,888,100    1,804,500    1,176,500
Surface Coal (Nally & Hamilton)        1,102,500    1,130,300    1,303,000
Surface Coal (Other)                       4,300            0            0
                                       ---------    ---------    ---------
Total Company Production               2,994,900    2,934,800    2,479,500
Brokered Coal                            210,500       74,500      147,900
                                       ---------    ---------    ---------
Total Coal Produced & Brokered         3,205,400    3,009,300    2,627,400
Coal (to) From Inventory                (130,100)        (900)       6,800
                                       ---------    ---------    ---------
COAL SHIPPED                           3,075,300    3,008,400    2,634,200
                                       =========    =========    =========

(i) 1997 Vs. 1996 Operations. In 1997, Company produced coal increased 2% over 1996; however, coal inventoried at year end resulted in a 2.4% decrease in Company coal sold during the same period. The selling price of produced coal declined less than 1%. The cost of Company coal decreased slightly over 1%. Brokered coal contributed $776,300 to net income in 1997 compared to $402,000 in 1996.

During the year, one contract mine began a conversion to a continuous haulage system. Preliminary work has commenced on the development of a significant block of low-seam coal (32 inches). Nally & Hamilton, the Company's majority stockholder and primary surface coal provider produced approximately 37% of the year's produced coal. Production is expected to remain at the same level during 1998, market conditions permitting. Based on current and projected production, the Company expected to realize the recorded value of its coal reserves and related facilities.

In 1997 and 1996, approximately 63% and 62%, respectively, of shipments went to two major southern utility customers with whom the Company has contracts extending beyond the year 2000. Spot market shipments to utility, industrial and export markets comprised the remaining 1997 shipments. Market conditions remain extremely soft at this time and may dictate lower production and shipment tonnages in 1998.

Interest expense declined $774,000 from 1996 to 1997 due primarily to lower bank debt and reduced reserves for Coal Act liabilities. Interest expense is summarized as follows:

                                                                Increase
                                       1997          1996      (Decrease)
                                    ----------     --------    ----------
                                                               <C
Coal Miners' Retiree Health Care    $1,269,200    $1,598,600   $(329,400)
Workers Compensation Benefits          619,600       558,400      61,200
Bank Debt                            1,281,000     1,786,800    (505,800)
                                     ---------     ---------    ---------
                                    $3,169,800    $3,943,800   $(774,000)
                                     =========     =========    ========

As detailed in Note 8 to the Financial Statements, the Company had an extraordinary item, including tax credit, for coal miners retiree health care of $408,500 and $2,674,100 in 1997 and 1996, respectively. These credits primarily reflect a reduction of claimants assignable to the Company and a reduction of expected premiums. The Company continues to await possible additional administrative relief from the Social Security Administration's assignment of beneficiaries. The Company has exhausted all appeals to the adverse ruling on the Coal Act's constitutionality. The 1996 $2,015,200 charge to operations for Kentucky Workers' Compensation obligations reflected actual claim experience for previously pending claims and adjusted mortality for lifetime claims.

No income tax provision was required for 1997 due to the benefit of net operating loss carryovers recognized in the current year. In 1996, alternative minimum tax not offset by net operating loss carry forwards ($24,500) and a reduction of net deferred income tax liabilities ($365,500) were recorded. In analyzing the valuation allowance for deferred tax assets, no future taxable income has been assumed. No revision to the net deferred income tax liability was required in 1997 in accordance with FAS 109, since additional deferred tax liabilities were offset by a corresponding increase in deferred tax assets, net of reserves. Note 7 to the Consolidated Financial Statements provides additional information concerning the Company's Income Taxes.

(ii) 1996 Vs. 1995 Operations. During the year ended March 31, 1996, coal operations generated income of $5,965,500 ($1.98 per ton) compared to $7,618,200 ($2.89 per ton) during the preceding year, a decrease of $1,652,700 or $.91 per ton. Product sales dollars increased $12,682,800 (16.5%), reflecting an increase in tonnage sold of 374,200 (14.2%) and an increase in the average selling price of $.59 per ton (2.0%). Total cost of tonnage sold increased $14,335,500 or $1.50 per ton.

Per ton cost increases due to effective royalty and tax rate increases and an additional accrual for the Company's future Kentucky workers' compensation claim obligations ($2,015,200 or $.67 per ton) offset reductions in operating expenses and purchased coal per ton costs. The Company continues to adjust the mix of its underground and surface production to accomplish more cost and marketing efficiencies. To accomplish this, management continued to pursue the development of underground mining capacity by the addition and expansion of mines. Shipments of tonnage from the Company's properties increased by 447,600 tons, reflecting a full year's production from the Hazard #4 Seam Development which commenced in the middle of last year. Shipments from outside sources on behalf of the Company (brokered coal) decreased from 147,900 to 74,500. Surface coal mined by the Company's major stockholder provided approximately 1,130,300 tons, a decrease of 260,000 tons from the preceding year.

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

As detailed in Note 8 to the Financial Statements, the Company had an extraordinary credit for coal miners retiree health care of $2,674,100 (including tax benefit) in 1996, reflecting primarily a reduction of claimants assignable to the Company and a reduction of expected premiums. The Company continues to await possible additional administrative relief from the Social Security Administration's assignment of beneficiaries. The $2,015,200 charge to operations for Kentucky Workers' Compensation obligations reflects actual claim experience for previously pending claims and adjusts mortality for lifetime claims.

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

(iii) Liquidity and Capital Resources. The Company continued to make all pre-petition debt payments as required and expects to continue to do so. The Company's working capital ratio improved from 1.12 at March 31, 1996 to
1.30 at March 31, 1997. Trade accounts receivable decreased $2,762,900, while coal inventory net realizable value increased $3,620,900, reflecting an additional 130,100 tons of coal inventory over the previous year end. Weakening market prices have hampered the Company's ability to maximize its capacity of high and low quality coal production and has resulted in an accumulation of excess coal inventory. The Company is curtailing the purchase of lower quality coal to balance shipments and production, reflecting the fact that weak coal prices have become the greatest challenge to the Company's liquidity.

All current bank notes ($1,210,600) were paid off during the year. Long-term debt, lease obligations and reorganization liabilities of $2,804,900 were paid, reducing the liabilities from $13,936,900 to $11,132,000. Coal Act premium payments amounted to $2,264,000 and direct workers' compensation benefits of $938,000 were paid. No sales of significant assets occurred during the year.

The Company anticipates the following 1998 cash debt service requirements to be funded by its operations and current bank lines of credit.

   Reorganization Liabilities                $   441,700
  	Long-term debt                              1,969,200
   Capital Leases                                254,800
   Workers' compensation benefits                712,500
	  Coal Act Premiums                           1,372,500
	  Capital expenditures                        2,600,000
   Interest To Be Paid                         2,750,000
                                              ----------
	     Total                                  $10,100,700
                                              ==========

The Company currently maintains a $7,500,000 bank revolving agreement which expires in December, 1997. The line may be and is expected to be extended at the lender's discretion. No sale of significant assets is anticipated during the next year.

The Company has received some reductions to coal miner retiree health care premiums and is hopeful of additional reductions of assigned beneficiaries. A commercial insurance program has provided significant workers' compensation premium reductions for the Company and its operators. No dividends were paid during 1997.

(iv) Inflationary Impact. General inflation of costs had no material impact on the Company's operations during fiscal year 1997 and no adverse effects from inflation are anticipated in 1998. Price adjustment provisions of long-term sales contracts are designed to provide protection from inflationary cost increases.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this report beginning on page 19.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The members of Blue Diamond's Board of Directors and the executive officers and their respective positions are listed below.

    Name                      Age    Position or Office
    ----                      ---    ------------------
    Ted B. Helms               48    President and Director
    Alexander A. Bonnyman*     40    Director
    Thomas H. Dickenson*       43    Director
    Leo Hamilton*              57    Director
    Stephen Hamilton           43    Director
    Thomas R. Hamilton         58    Director
    Thomas O'Connell           54    Director
    K. Roger Foster            57    Vice President & Secretary
    John E. Way, Jr.           50    Administrative Vice President
    William S. Lyon, III       45    Treasurer

	*Members of Audit Committee

The aforementioned directors were elected pursuant to the bylaws of Registrant. The executive officers are elected by the Board of Directors to serve one year terms. Leo Hamilton and Stephen Hamilton are brothers and Thomas Hamilton is their cousin. There is no other family relationship between any of the Directors or Officers.

Ted B. Helms was elected President of the Company effective September 1, 1984. Mr. Helms was elected to the Board of Directors in August, 1983.

Alexander A. Bonnyman is currently the Principal in Pellissippi Marketing Consultants, established in January, 1993 and a Director, since 1994, of Powermetrics Corporation of Knoxville, Tennessee. He is also Vice President, since 1996, of Resource Optimization, Inc. of Knoxville, Tennessee. Mr. Bonnyman was elected a Director of Blue Diamond in August, 1987.

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

Thomas R. Hamilton is co-founder and the majority stockholder in Nally & Hamilton Enterprises, Inc., a contract surface mining company. He has served as President for more than five years. Mr. Hamilton also has controlling interest in Hamilton Holdings, Ltd., the owner of over 50% of the common stock of Blue Diamond Coal Company. He has extensive experience in the surface mining of coal and in highway construction, and was elected a Director of Blue Diamond in January, 1993.

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





ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the Company's fiscal year ended March 31, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the Company's fiscal year ended March 31, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's equity capital investor, Hamilton Holdings, Ltd, is a Kentucky limited partnership and is affiliated with Nally and Hamilton Enterprises, Inc. (Nally & Hamilton). Blue Diamond has had an on-going relationship with Nally & Hamilton as contract miners since the Fall of 1990. For the fiscal year ended March 31, 1997, production by Nally & Hamilton amounted to approximately 37% of all contractor coal purchased by Blue Diamond. The funds necessary to purchase this tonnage are reported in
Note 13 to the Consolidated Financial Statements.


                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The response to parts (a)(1) and (2) and (d) is submitted as a separate section of this report at page 17.


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

      3 (b)            Bylaws (as amended               Exhibit 3(b) to
                       June 28, 1983, effective         Annual Report on
                       August 30, 1983)                 Form 10-K Filed
                                                        June 29, 1984

      10               Material Contracts               Exhibit 10 to Form
                                                        10 Registration
                                                        Filed July 29, 1982

      10 (a)           Coal Supply Agreement with       Exhibit 10(a) to
                       Georgia Power Company            Annual Report on
                       Form 10(K)                       Filed June, 1988

      10 (b)           Coal Supply Agreement with       Exhibit 10(d) to
                       Orlando Utilities Commission     Annual Report on
                                                        Form 10-K Filed
                                                        June 29, 1984

      10 (c)           Form 11K, Annual Report for           44
                       Blue Diamond Savings Plan

      22               Subsidiaries of Registrant            63

      24               Consent of Independent                64
                       Certified Public Accountants

      27               Financial Data Summary                65


There were no reports filed on Form 8-K for the quarter ended March 31, 1997.



                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	BLUE DIAMOND COAL COMPANY


Date:  June 17, 1997                      By:  /s/ Ted B. Helms
     ------------------------                -----------------------------
	   Ted B. Helms, President



SIGNATURES	DATE


   /s/ Ted B. Helms                               June 17, 1997
--------------------------------          --------------------------------

   /s/ Alexander A. Bonnyman                      June 17, 1997
--------------------------------          --------------------------------

   /s/ Thomas H. Dickenson	        June 25, 1997
--------------------------------          --------------------------------

   /s/ Leo Hamilton                               June 18, 1997
--------------------------------          --------------------------------

   /s/ Stephen Hamilton                           June 17, 1997
--------------------------------          --------------------------------

   /s/ Thomas R. Hamilton                         June 17, 1997
--------------------------------          --------------------------------

   /s/ Thomas L. O'Connell                        June 17, 1997
--------------------------------          --------------------------------

   /s/ K. Roger Foster                            June 17, 1997
--------------------------------          --------------------------------

   /s/ John E. Way, Jr.                           June 18, 1997
--------------------------------          --------------------------------

   /s/ William S. Lyon, III                       June 20, 1997
--------------------------------          --------------------------------









Annual Report on Form 10-K

Item 8, Item 14(a)(1) and (2), (c) and (d)

List of Financial Statements

Financial Statements and Supplementary Data

Year ended March 31, 1997

Blue Diamond Coal Company

Knoxville, Tennessee




Contents

Form 10-K--Item 14(a)(1) and (2)

Blue Diamond Coal Company and Subsidiaries

List of Financial Statements


The following consolidated financial statements of Blue Diamond Coal Company and subsidiaries are included in Item 8:


Consolidated Balance Sheets--March 31, 1997 and 1996...............23

Consolidated Statements of Operations--Years ended
  March 31, 1997, 1996 and 1995....................................25

Consolidated Statements of Shareholders' Equity--Years ended
  March 31, 1997, 1996 and 1995....................................26

Consolidated Statements of Cash Flows--Years ended
  March 31, 1997, 1996 and 1995....................................27

Notes to Consolidated Financial Statements.........................29















All consolidated financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.










                      Report of Independent Auditors


Board of Directors
Blue Diamond Coal Company


We have audited the accompanying consolidated balance sheets of Blue Diamond Coal Company and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Diamond Coal Company and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.


                                         /s/ Coulter & Justus, P.C.


May 27, 1997



Blue Diamond Coal Company and Subsidiaries

Consolidated Balance Sheets

                                                               March 31
                                                    ----------------------------
                                                  	     1997             1996
                                                    ------------    ------------
Assets
Current assets:
 Cash and cash equivalents                          $     98,657    $    304,815
 Short-term investments                                        -          83,126
 Receivables:
  Trade accounts (less allowance for doubtful
   accounts of $460,475 in 1997 and $524,854
   in 1996)                                            7,129,563       9,892,470
  Other accounts and notes (less allowance for
   doubtful accounts of $56,714 in 1997 and
   $80,000 in 1996)                                      861,701         962,165
 Coal inventories                                      5,588,665       1,967,780
 Operating supplies                                    1,864,524       1,814,562
 Prepaid expenses and other current assets               468,017         575,330
                                                     -----------     -----------
Total current assets                                  16,011,127      15,600,248

Other assets:
 Investments                                             515,966         515,966
 Notes receivable, less current portion                  161,581         672,418
 Assets held for sale                                    108,472          89,972
 Other miscellaneous assets                            1,402,143       1,147,464
                                                     -----------     -----------
Total other assets                                     2,188,162       2,425,820

Property, plant and equipment:
 Land, mine development and property rights           28,629,710      28,713,125
 Buildings and improvements                            1,532,747       1,380,155
 Plant and equipment                                  81,720,522      80,794,898
 Construction in progress                                626,268         285,373
                                                     -----------     -----------
                                                     112,509,247     111,173,551
 Less allowances for depreciation,
  depletion and amortization                          46,328,486      42,354,058
                                                     -----------     -----------
Net property, plant and equipment                     66,180,761      68,819,493
                                                     -----------     -----------
Total assets                                        $ 84,380,050    $ 86,845,561
                                                     ===========     ===========



Liabilities and shareholders' equity
Current liabilities:
 Note payable                                       $          -    $  1,201,630
 Outstanding checks in excess of bank balance          3,005,203       3,133,239
 Accounts payable                                      2,703,332       2,267,261
 Accrued compensation and related liabilities            242,603         237,473
 Income taxes payable                                          -          24,500
 Other accrued liabilities                             1,642,346       1,045,841
 Current portion of long-term debt                     1,969,163       2,640,611
 Current portion of liabilities under
  the Plan of Reorganization                             441,669         463,174
 Current portion of capital lease obligations            254,849         237,668
 Current portion of reserve for coal
  miners retiree health care                           1,372,452       1,692,229
 Current portion of reserve for
  workers' compensation benefits                         712,504         954,358
                                                     -----------     -----------
Total current liabilities                             12,344,121      13,897,984

Long-term liabilities:
 Long-term debt, less current portion                  5,092,013       7,200,230
 Capital lease obligations, less current portion       3,625,506       3,880,355
 Liabilities under the Plan of Reorganization,
  less current portion                                 2,414,503       2,856,287
 Deferred income taxes                                 1,569,500       1,569,500
 Reserve for coal miners retiree health care,
  less current portion                                16,428,043      17,963,702
 Reserve for workers' compensation benefits, less
  current portion                                      7,675,954       8,372,068
 Other                                                   738,244         780,481
                                                     -----------     -----------
Total long-term liabilities                           37,543,763      42,622,623

Shareholders' equity:
 Common stock, par value $1 per share--1,000,000
  shares authorized, 961,132 shares issued
  (including shares in treasury)                         961,132         961,132
 Additional paid-in capital                           24,305,480      24,305,480
 Retained earnings                                    11,422,974       7,255,762
                                                     -----------     -----------
                                                      36,689,586      32,522,374
Less cost of 25,912 shares of common
 stock in treasury                                    (2,197,420)     (2,197,420)
                                                     -----------     -----------
Total shareholders' equity                            34,492,166      30,324,954
                                                     -----------     -----------
Total liabilities and shareholders' equity          $ 84,380,000    $ 86,845,561
                                                     ===========     ===========


		  See accompanying Notes to Consolidated Financial Statements.


                  Blue Diamond Coal Company and Subsidiaries
                     Consolidated Statements of Income

                                                               Year ended March 31
                                                  ------------------------------------------
                                                     1997           1996            1995
                                                  -----------     -----------    -----------
Revenues
 Net product sales                                $89,781,276     $89,468,420    $76,785,601
 Interest                                              90,171         108,149         92,586
 Gain (loss) on sale of assets                        237,587         121,965        (54,805)
 Other                                                263,148         268,305        430,207
                                                   ----------      ----------     ----------
Total revenues                                     90,372,182      89,966,839     77,253,589
Costs and expenses:
 Operating expenses and purchased products         65,634,424      64,208,597     57,658,252
 Other operating charges                           15,870,361      15,047,013      9,809,829
 Provision for workers' compensation benefits               -       2,015,194              -
 Administrative and selling expenses                1,723,086       2,232,132      1,699,332
 Interest expense--coal miners retiree health care  1,269,207       1,598,564      1,704,920
 Interest expense--workers' compensation benefits     619,574         558,399        499,578
 Interest expense--other                            1,280,985       1,786,830      2,075,716
 Other                                                215,881         119,243         92,880
                                                   ----------      ----------     ----------
Total costs and expenses                           86,613,518      87,565,972     73,540,507
                                                   ----------      ----------     ----------
Income before income taxes & extraordinary item     3,758,664       2,400,867      3,713,082
Provision for federal income taxes (benefit)                -        (167,047)             -
                                                   ----------      ----------     ----------
Income before extraordinary item                    3,758,664       2,567,914      3,713,082
Extraordinary item--benefit from coal miners
 retiree health care, including tax benefit
 of $173,953 in 1996                                  408,548       2,674,064              -
                                                   ----------      ----------     ----------
Net income                                        $ 4,167,212     $ 5,241,978    $ 3,713,082
                                                   ==========      ==========     ==========

Income per share before extraordinary item              $4.02           $2.75          $3.97
Extraordinary item--benefit from coal miners
 retiree health care, including tax benefit               .44            2.86              -
                                                         ----            ----           ----
Net income per share                                    $4.46           $5.61          $3.97
                                                         ====            ====           ====

See accompanying Notes to Consolidated Financial Statements.



BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                  Notes
                                                                  Receivable
             Additional   Retained     Cost of       Secured By
                Common    Paid-in      Earnings     Common Stock    Company
                 Stock    Capital   (Deficit)     in Treasury    Common Stock
              --------  ----------    -----------   ------------    ------------
Balance at
 April 1,
 1994         $961,132  $24,305,480   $(1,699,298)   $(2,197,420)   $ (47,480)
 Net Income          -            -     3,713,082              -            -
 Payments received on
  notes receivable
  secured by Company
  common stock       -            -              -             -       31,805
               -------   ----------     ----------    ----------      -------
Balance at
March 31,
 1995          961,132   24,305,480      2,013,784    (2,197,420)     (15,675)
 Net income          -            -      5,241,978             -            -
 Payments received on notes
  receivable secured by
  Company common
  stock              -            -              -             -        15,675
               -------    ----------     ----------     ---------       ------
Balance at
March 31,
 1996          961,132    24,305,480      7,255,762    (2,197,420)           -
 Net income         -              -      4,167,212             -            -
               -------    ----------     ----------     ---------       ------
Balance at
March 31,
 1997         $961,132    $24,305,480     11,422,974  $(2,197,420)     $     -
               =======     ==========     ==========    =========       ======



See accompanying Notes to Consolidated Financial Statements.



                    Blue Diamond Coal Company and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                         Year ended March 31
                                                 ------------------------------------
                                                    1997         1996         1995
                                                 ----------   ----------   ----------
Operating activities
Net income                                       $4,167,212   $5,241,978   $3,713,082
Adjustments to reconcile net incometo net
 cash provided by operating activities:
  Depreciation and amortization                   4,127,466    4,028,093    3,314,271
  Deferred income tax benefit                             -     (365,500)           -
  Provision for bad debts                            68,288      546,857            -
  Benefit from coal miners retiree heath care      (408,548)  (2,500,111)           -
  (Gain) loss on sale of assets                    (237,587)    (121,965)      54,805
  Changes in operating assets and liabilities:
   Accounts receivable                            2,705,514   (5,150,579)  (1,538,997)
   Inventories                                   (3,670,847)    (127,327)     118,486
   Other assets                                    (147,366)    (234,833)    (245,889)
   Reserve for workers' compensation benefits      (937,968)   1,222,669      499,578
   Accounts payable and other liabilities           970,969      160,695   (1,191,352)
                                                  ---------    ---------    ---------
Net cash provided by operating activities         6,637,133    2,699,977    4,723,984



Financing activities
Net change in note payable to banks              (1,201,630)   1,201,630            -
Principal payments on long-term debt and
 capital lease obligations                       (3,017,333)  (2,881,978)  (2,562,735)
Change in outstanding checks in
 excess of bank balance                            (128,036)     808,459    1,167,539
Principal payments on liabilities
 under the Plan of Reorganization                  (463,289)    (920,810)    (374,645)
Principal payments for coal miners
 retiree health care                             (1,446,888)  (1,190,832)  (2,287,977)
                                                  ---------    ---------    ---------
Net cash used in financing activities            (6,257,176)  (2,983,531)  (4,057,818)
Investing activities
Purchases of property, plant and equipment$      (1,577,847)  (1,026,040)  (1,250,828)
Purchases of assets held for sale                   (18,500)    (132,800)    (393,567)
Proceeds from sales of assets                       302,700      198,880       70,650
Purchases of investments                                  -       (5,737)     (31,045)
Proceeds from sales of investments                   83,126      534,711            -
Issuance of notes receivable                        (10,000)           -      (49,179)
Payments received on notes receivable               634,406      324,544      229,058
                                                  ---------    ---------    ---------
Net cash used in investing activities              (586,115)    (106,442)  (1,424,911)
                                                  ---------    ---------    ---------
Net decrease in cash and cash equivalents          (206,158)    (389,996)    (758,745)
Cash and cash equivalents at beginning of year      304,815      694,811    1,453,556
                                                  ---------    ---------    ---------
Cash and cash equivalents at end of year         $   98,657   $  304,815   $  694,811
                                              =======    =======   =======


Supplemental Schedule of Noncash Activities

During 1997, 1996 and 1995, the Company sold property, plant and equipment and assets held for sale through the issuance of notes receivable totaling $24,000, $740,154 and $39,000, respectively.

During 1996, the Company made a royalty payment to a lessor through the transfer of land with a carrying value of $250,207.

During 1995, the Company purchased assets held for sale through the issuance of long-term debt totaling $240,500.




See accompanying Notes to Consolidated Financial Statements.


Blue Diamond Coal Company and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 1997



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

Income Per Share

Income per share is computed based on the weighted average number of shares of common stock outstanding during the year.


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

Reclassifications

Certain amounts in prior years have been reclassified to conform with 1997 classifications.

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

In accordance with AICPA SOP 90-7, the Company reported liabilities payable under the Plan of Reorganization at the present value of amounts to be paid, determined at appropriate current interest rates (7%). A summary of liabilities payable under the Plan of Reorganization is as follows:



                                                               March 31
                                                       -------------------------
	                                                          1997          1996
                                                      -----------    ----------
Class 6A - due in monthly installments of $3,500
 through January 1997, including interest             $        -    $   32,521
Class 8 - due in quarterly installments of
 $75,000 through December 1999, plus an additional
 payment of $575,000 when certificates of deposit
 held in escrow are released (see Note 11),
 including interest                                     1,341,960     1,539,313
Class 9 - due in quarterly installments of $75,000
 through January 2003, including interest               1,459,551     1,649,021
Taxes - due in various installments, including
 interest,through various dates
 (from April 1997 to January 1999)                         54,661        98,606
                                                        ---------     ---------
                                                        2,856,172     3,319,461
Current portion                                           441,669       463,174
                                                        ---------     ---------
Long-term portion                                      $2,414,503    $2,856,287
                                                        =========     =========

Maturities of liabilities under the Plan of Reorganization as of March 31, 1997 (assuming certificates of deposit held in escrow will be released in December 1999), are as follows:

                 1998            $  441,669
                 1999               472,028
                 2000             1,137,007
                 2001               250,086
                 2002               268,056
                 Thereafter         287,326
                                  ---------
                                 $2,856,172
                                  =========




3.  Notes Payable and Long-Term Debt

Long-term debt is summarized as follows as of March 31:

                                                      1997        1996
                                                   ----------   ----------
   Reducing revolving credit loan agreement        $7,023,664   $9,693,540
   Other	                                               37,512      147,301
                                                    ---------    ---------
                                                    7,061,176    9,840,841
   Less current portion                             1,969,163    2,640,611
                                                    ---------    ---------
   Long-term portion                               $5,092,013   $7,200,230
                                                    =========    =========

As outlined in the Plan of Reorganization, the Company entered a term loan agreement during 1993 for repayment of amounts outstanding under a prior loan agreement. This agreement has been amended to provide a reducing revolving credit loan, whereby the amount available will be reduced by $160,971 per month through December 2000. The Company may borrow, repay and reborrow amounts up to the amount available ($7,243,693 at March 31, 1997) at any time. Interest is payable monthly based on either the bank prime rate (8.5% at March 31, 1997) or the bank libor rate plus 1.5% (6.94% to 7.07% at March 31, 1997).

The agreement also provides a working capital revolving loan for up to $7,500,000 which expires in December 1997, and may be extended at the lender's discretion. Advances under this working capital revolving loan are limited to the sum of 85% of eligible accounts receivable plus 50% of eligible coal inventories (up to $1,500,000). Substantially all of the $7,500,000 was available and unused at March 31, 1997. Interest is payable monthly on any used portion based on the same rates as in the reducing revolving credit loan discussed above. Also, a 0.25% per annum commitment fee is payable quarterly based on the average unused portion of the loan.

Substantially all of the Company's assets, including sales contracts and leases for coal and/or mining rights, are security under the term loan agreement. Under the terms of the agreement, dividend payments by the Company are subject to certain restrictions; no dividends were eligible for payment at March 31, 1997. The agreement also requires the Company to maintain certain financial covenants.



Maturities of long-term debt as of March 31, 1997, are as follows:

           1998                    $1,969,163
           1999                     1,931,652
           2000                     1,931,652
           2001                     1,228,709
                                    ---------
                                   $7,061,176
                                    =========

The interest rate on the notes payable outstanding at March 31, 1996, was the bank prime rate plus 0.5% (8.75%).

4.  Interest Costs

A summary of interest costs, excluding amounts relating to workers' compensation and UMWA retiree benefits (see Note 8), is as follows for the years ended March 31:

                Total Interest     Interest     Interest       Interest
                Costs Incurred    Capitalized   Expensed         Paid
                --------------    -----------   --------      ----------
    1997         $1,306,247       $25,262       $1,280,985    $1,327,853
    1996          1,807,809        20,979        1,786,830     1,770,211
    1995          2,084,203         8,487        2,075,716     2,085,313




5.  Leases

The Company leases certain plant and equipment under long-term capital leases. The remaining leases outstanding are to be repaid in monthly installments of $43,200 through December 1999 and $75,700 from January 2000 through December 2003.

As of March 31, 1997, future minimum payments under the agreement are as follows:

       1998                                            $  518,400
       1999                                               518,400
       2000                                               615,900
       2001                                               908,400
       2002                                               908,400
       Thereafter                                       1,589,700
                                                        ---------
       Total minimum lease payments                     5,059,200
       Amounts representing interest                    1,178,845
                                                        ---------
       Present value of minimum lease payments
        (including $254,849 classified as current)     $3,880,355
                                                        =========

6.  Employee Benefit Plans

At March 31, 1997, the Company and its subsidiaries have a defined benefit pension plan covering substantially all full-time employees. The Company's funding policy is to contribute amounts deductible for federal income taxes. Benefits under the Plan are based on average compensation and/or years of service. The following table sets forth the Plans' funded status and the amounts recognized in the Company's Consolidated Balance Sheets:

                                                              March 31
                                                       -----------------------
                                                          1997           1996
                                                       ----------   ----------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation:
   Vested benefits                                      $  729,430   $  585,395
   Nonvested benefits                                          195        1,251
                                                         ---------     --------
                                                        $  729,625   $  586,646
                                                         =========    =========

Plan assets at fair value                               $1,578,916   $1,400,925
Projected benefit obligation for
 service rendered to date                                  905,332      986,737
                                                         ---------    ---------
Plan assets in excess of projected benefit obligation      673,584      414,188
Unrecognized net gain                                     (483,544)    (175,385)
Prior service cost not yet recognized in net
 periodic pension cost                                     300,589      324,220
Unrecognized net asset at January 1, 1985,
 recognized over 15 years                                  (67,276)     (89,701)
                                                         ---------    ---------
Prepaid pension cost recognized in the
 Consolidated Balance Sheet                             $  423,353   $  473,322
                                                         =========    =========

Plan assets at March 31, 1997, consist of equity securities (99%) and cash equivalents (1%). The Plan's benefit provisions were amended during 1996 which increased the projected benefit obligation by $256,575; this difference is being amortized over 13 years.

Net pension cost includes the following components:

                                                             Year ended March 31
                                                   -----------------------------
                                                    1997      1996       1995
                                                   --------   --------   -------
Service cost-benefits earned during the period   $ 96,508   $ 60,113   $ 72,200
Interest cost on projected benefit obligation      68,962     39,595     36,134
Actual return on plan assets                     (181,095)  (324,127)    81,934
Net amortization and deferral                      65,594    201,383   (198,833)
                                                  -------    -------    -------
Net periodic pension expense (credit)            $ 49,969   $(23,036)  $ (8,565)
                                                  =======    =======    =======

The weighted average discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefits obligation were 7% and 4%, respectively, in 1997 and 7% and 3%, respectively, in 1996. The change in the rates of increase in future compensation levels did not significantly impact the valuation. The expected long-term rate of return on assets was 9% for 1997 and 1996.

The Company also sponsors a defined contribution plan (the Blue Diamond Savings Plan) which covers all full-time employees. Employee contributions to the Plan are optional, and Company contributions are at the discretion of management. The net expense, including trustee fees, for 1997, 1996 and 1995 was $31,368, $22,203 and $3,566, respectively.


7. Income Taxes

For tax purposes, at March 31, 1997, the Company has net operating loss, investment tax credit and alternative minimum tax credit carryovers available to offset future income taxes. These carryovers expire as follows:


                        NET OPERATING LOSS CARRYOVER
                         ------------------------                   Alternative
                                    Alternative      Investment     Minimum
 Year      Year of      Regular     Minimum          Tax Credit     Tax Credit
Generated  Expiration     Tax       Tax              Carryover      Carryover
---------  ----------  ----------   ---------        ---------      ---------
1983       1998        $   68,320   $        -       $  431,387     $       -
1984       1999         7,114,717            -          556,018             -
1985       2000         4,660,902            -          386,272             -
1986       2001         5,622,806    2,748,230          549,323             -
1987       2002         1,749,092    1,540,320                -             -
1988       N/A                  -            -                -       341,921
1989       2004         6,787,003    6,694,639                -             -
1990       2005         7,713,074    7,004,526                -             -
1991       2006         6,722,460    6,404,335                -             -
1992       2007         7,756,546    7,756,546                -             -
1993       N/A                  -            -                -         2,155
1994       2009         2,423,037    2,369,447                -             -
1995       2010         1,314,483      730,994                -             -
1996       N/A                  -            -                -        12,520
1997       2012         1,729,021      629,021                -             -
                       ----------  -----------        ---------       -------
                     $53,661,461   $35,878,058       $1,923,000       $356,596
                      ==========   ==========         =========        =======


These carryovers provide a potential future income tax benefit of $20,524,493. For financial statement purposes, a valuation allowance of $17,070,693 has been recognized to offset the deferred tax assets related to these carryovers.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred tax assets and liabilities as of March 31, 1997 and 1996, are as follows:

                                                  1997             1996
                                                -----------    -----------
Deferred tax liabilities:
 Tax over book depreciation                     $11,052,216    $10,490,626
 Prepaid expenses deducted for tax purposes         143,090        158,052
                                                 ----------     ----------
Total deferred tax liabilities                   11,195,306     10,648,678
Deferred tax assets:
 Capitalized leases                               1,319,321      1,400,127
 Inventory market reserve                            13,944         53,320
 Reclamation reserve                                251,003        265,205
 Reserve for coal miners retiree health care      6,052,168      6,683,016
 Reserve for workers' compensation benefits       2,852,076      3,170,985
 Net operating loss carryovers                   18,244,897     17,484,216
 Tax credit carryovers                            2,279,596      3,028,067
 Allowance for doubtful accounts                    175,844        205,650
 Other                                                2,746          2,457
                                                 ----------     ----------
 Total deferred tax assets                       31,191,595     32,293,043
 Valuation allowance for deferred tax assets    (21,565,789)   (23,213,865)
                                                 ----------     ----------
Net deferred tax assets                           9,625,806      9,079,178
                                                 ----------     ----------
Net deferred tax liabilities                    $ 1,569,500    $ 1,569,500
                                                 ==========     ==========

These temporary differences are expected to reverse in various years through 2028. The valuation allowance for deferred tax assets was decreased by $1,648,074 during 1997 and $2,201,724 in 1996.

Significant components of the provision for income tax expense (benefit) attributable to continuing operations are as follows:


                                       1997        1996          1995
                                       ----       -------        ----
   Current federal                    $  -     $   24,500        $ -
    Deferred:
     Federal                             -       (156,165)         -
     State                               -        (35,382)         -
                                       ---        -------        ---
    Total deferred                       -       (191,547)         -
                                       ---        -------        ---
    Net income tax benefit            $  -      $(167,047)       $ -
                                       ===        =======        ===

The reconciliation of income taxes attributable to continuing operations computed at the U.S. federal statutory tax rates to the income tax benefit is:

                                               1997         1996        1995
                                            ----------    --------   ----------
Tax at U.S. statutory rates                 $1,416,852   $ 816,295   $1,262,448
Benefit of net operating loss
 carryovers recognized in the
 current year                               (1,416,852)   (947,960)  (1,262,448)
State income taxes, net of
 federal tax benefit                                -      (35,382)           -
                                             ---------     -------    ---------
                                           $        -    $(167,047)  $        -
                                              ========     =======    =========


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

As a condition of a settlement agreement reached during 1993 between the Company and the State of Kentucky, the Company became responsible for payment of claims during August 1995 when the funds available from the letters of credit were exhausted. During 1994, the Company performed an internal valuation of the future liability based on claims settled, filed or expected to be filed and recorded a provision of $7,604,179, which was the estimated present value of future payments which will be made by the Company. During 1995, the valuation was updated and the reserve increased by $499,578 for interest expense during the year. During 1996, the valuation was updated and the reserve increased $1,222,669. This net increase was due to $558,399 in interest expense for the year and an increase in the reserve of $2,015,194 based on additional information on claims offset by benefit payments made by the Company of $1,350,924. During 1997, the valuation was updated and the reserve increased by $619,574 for interest expense during the year and decreased by benefit payments made by the Company of $1,557,542. The discount rate used in determining the reserve was 7% in 1997 and 1996.

As of March 31, 1997, estimated future undiscounted payments for workers' compensation claims which will be made by the Company are summarized as follows:

     1998                                              $ 1,275,000
     1999                                                1,020,000
     2000                                                  960,000
     2001                                                  960,000
     2002                                                  960,000
     Thereafter                                          7,308,558
                                                        ----------
     Total estimated future undiscounted payments       12,483,558
     Amounts representing interest                       4,095,100
                                                        ----------
     Present value of estimated future payments
      (including $712,504 classified as current)       $ 8,388,458
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

Based on information received from various sources and initial actuarial assumptions and analysis, an extraordinary provision of $26,624,737 (net of tax benefits totaling $1,493,366) was recorded in 1994 in accordance with the conclusions of the Financial Accounting Standards Board's Emerging Issues Task Force. The tax benefit related to this provision will be realized as these cash payments are made.

The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 5.5% for 1997 and is assumed to decrease to 5% for 1998 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by 1% in each year would increase the reserve for coal miners retiree health care by $341,375 and $482,767 as of March 31, 1997 and 1996, respectively. The discount rate used in determining the reserve for coal miners retiree health care was 7% at March 31, 1997 and 1996.

The reserve for coal miners retiree health care decreased from $25,634,851 at March 31, 1994, to $23,346,874 at March 31, 1995, due to payments made exceeding interest expense during the year. During 1997 and 1996, the reserve decreased $1,855,436 and $3,690,943, respectively, due to payments made exceeding interest expense during the year along with reductions in the reserve of $408,548 and $2,500,110, respectively. These extraordinary reductions, which are shown including tax benefits totaling $173,953 in 1996 in the Consolidated Statements of Income, were due primarily to the Company's successful efforts to have certain of the original assigned beneficiaries reassigned to other coal companies (Note 9) and reductions in the monthly premiums.

As of March 31, 1997, estimated future undiscounted payments for coal miners retiree health care are summarized as follows:



     1998                                            $ 2,722,179
     1999                                              2,640,000
     2000                                              2,520,000
     2001                                              2,340,000
     2002                                              2,010,000
     Thereafter                                       14,810,626
                                                      ----------
     Total estimated future undiscounted payments     27,042,805
     Amounts representing interest                     9,242,310
                                                      ----------
     Present value of estimated future payments
      (including $1,372,452 classified as current)   $17,800,495
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


9.  Contingent Gains

Since the Company has not had a contractual relationship with the UMWA since 1964 and never bargained for nor guaranteed any health care or death benefits, a lawsuit was filed which challenges the constitutionality of the Act discussed in Note 8. During 1995, this lawsuit was dismissed by the Federal District Court; however, an appeal was filed. During 1996, the United States Court of Appeals upheld the Federal District Court decision; however, a petition for rehearing was then filed. During 1997, the petition was dismissed by the United States Court of Appeals and the Company's petition to the United States Supreme Court was rejected. Accordingly, all appeals related to this lawsuit have been exhausted.

The Company has also made additional requests to the Social Security Administration for relief based on an administrative review of the assigned individuals. This matter could cause future payments under the Act to be reduced significantly. The ultimate outcome of these requests is uncertain at the present time.



10.  Major Customers

The Company had sales to individual customers in excess of 10% of total sales as follows for the years ended March 31:


                                       Percentage of Total Sales
                                       To Individual Customers
                                       -------------------------
     1997                                   32% and 31%
     1996                                   31% and 31%
     1995	                                  38%, 32% and 10%


Accounts receivable from these customers totaled $5,198,211 in 1997 and $5,589,173 in 1996.


11. Investments

Investments are stated at cost, which approximates market value, and consist of the following at March 31:

                                               1997        1996
                                            --------     --------
   Common stock                             $ 15,966	   $ 15,966
   Certificates of deposit held in escrow    500,000      500,000
   Other certificates of deposit                   -       83,126
                                             -------      -------
                                            $515,966     $599,092
                                             =======      =======

Proceeds from the release of the certificates of deposit held in escrow will be paid to the DOL (see Notes 2 and 8).

12.  Incentive Stock Option Plan

The Company has established an incentive stock option plan under which options for up to 20,000 shares of the Company's common stock may be granted to certain key employees. At March 31, 1997, no options are outstanding under this Plan.

13.  Related Party Transactions

A shareholder of the Company is affiliated with one of the Company's major contract mining suppliers. The Company made coal purchases of $25,753,564, $25,558,421 and $26,907,355 from this supplier during 1997, 1996 and 1995, respectively. Also, included in accounts payable are amounts due to this supplier totaling $1,002,637 and $598,427 at March 31, 1997 and 1996, respectively.



14.  Reclamation Reserves

As of March 31, 1997, the Company has undiscounted reserves totaling $738,244 (included in other long-term liabilities in the Consolidated Balance Sheet) for future reclamation costs. These reserves are primarily associated with the reclamation of mine openings for underground deep mines, sediment control structures, the site of a closed preparation and processing facility and preparation plant disposal areas. The total estimated future reclamation costs are $1,300,000; these costs are recorded over the estimated useful lives of the assets. Over the past five fiscal years, the Company has recorded costs of $512,500 and paid costs of $395,832 relating to these reclamation projects. The Company feels the reserves being recorded, as determined by Company engineers, are adequate to reclaim all existing sites other than the present coal preparation and processing facility for which no reserves have yet been established because it is expected to continue operating in excess of 30 years. No reserves have been established for reclamation of properties, mines or businesses previously sold by the Company, because the purchasers were required to assume responsibility for this reclamation as a condition of the sale.


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


16.  Supplemental Quantity Reserve Information (Unaudited)

Information concerning the Company's coal reserves is as follows:

                                             Year ended March 31
                                       ----------------------------------
                                          1997       1996       1995
                                       ----------------------------------
                                       (In thousands except per ton data)
Estimated proven recoverable tons        60,543      38,793      40,323
Estimated probable recoverable tons      55,875      22,718      24,090
                                        -------      ------      ------
Total proven and probable tons          116,418      61,511      64,413
                                        =======      ======      ======

Total tons produced                       2,995       2,935       2,479

Average selling price per ton            $29.19      $29.74      $29.15

During 1997, an engineering firm completed an evaluation of existing coal reserves. Accordingly, this evaluation resulted in an increase in estimated proven and probable tons.

Certain amortization is based on the proven recoverable reserves to which the facilities are related.