Form 10-Q
period 1997-06-30
BLUE DIAMOND COAL CO
filed 1997-08-14
CIK 704870

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                       Form 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1997                Commission File Number 0-10610
                  -------------                                       -------

                             BLUE DIAMOND COAL COMPANY
------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


       Delaware                                              62-0133200
-------------------------------                         ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)


P. O. Box 59015, 341 Troy Circle, Knoxville, TN               37950-9015
-----------------------------------------------         ----------------------
   (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code           (423) 588-8511
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997.



              Class                               Outstanding at June 30, 1997
------------------------------------              ----------------------------
     Common Stock, $1 Par Value                         935,220 Shares


                               BLUE DIAMOND COAL COMPANY

                                         INDEX

                                                                         Page
PART I.  FINANCIAL INFORMATION                                          Number
                                                                        ------
     Item 1.   Financial Statements

               Consolidated Condensed Balance Sheet
               June 30, 1997 (Unaudited) and
               March 31, 1997 (Audited)......................................3

               Consolidated Condensed Statement of
               Income (Unaudited) - Three-Months
               Ended June 30, 1997 and 1996..................................5

               Consolidated Condensed Statements of
               Changes in Cash Flows (Unaudited)
               Three Months Ended June 30, 1997 and 1996.....................6

               Notes to Consolidated Condensed
               Financial Statements..........................................7


     Item 2.   Management's Discussion and Analysis of Results
               of Operations and Financial Condition.................,...... 9


PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K.............................10

                             PART I.  FINANCIAL INFORMATION
                       BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED BALANCE SHEET

                                                    June 30,        March 31
                                                      1997            1997
                                                 ------------     -----------
                                                  (Unaudited)
ASSETS
CURRENT ASSETS
  Cash                                           $     21,049     $     98,657
  Short Term Investments                                  -0-              -0-
  Accounts and Notes Receivable                     8,592,191        7,991,264
  Inventories - Coal                                6,715,398        5,588,665
  Inventories - Supplies                            1,947,404        1,864,524
  Other Current Assets                                465,615          468,017
                                                  -----------      -----------
    TOTAL CURRENT ASSETS                         $ 17,741,657     $ 16,011,127

PROPERTY, PLANT AND EQUIPMENT                     113,090,476      112,509,247
  Less:  Accumulated Depreciation & Depletion      47,460,836       46,328,486
                                                  -----------      -----------
    NET PROPERTY, PLANT & EQUIPMENT                65,629,640       66,180,761

Investments                                           515,966          515,966
Other Assets                                        1,522,817        1,672,196
                                                  -----------      -----------
    TOTAL ASSETS                                 $ 85,410,080     $ 84,380,050
                                                  ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable                                  $        -0-              -0-
  Current Notes Payable and Capital Leases          2,198,498        2,224,012
  Accounts Payable and Accrued Expenses            10,029,386        9,678,440
  Current Portion of Reorganization Liabilities       447,650          441,669
                                                  -----------      -----------
    TOTAL CURRENT LIABILITIES                      12,675,534       12,344,121

LONG-TERM LIABILITIES
  Long-term Debt                                    8,088,066        8,717,519
  Reserve for Health Care & Workers' Compensation  24,291,175       24,103,997
  Reorganization Liabilities                        2,306,337        2,414,503
  Deferred Income Taxes                             1,569,500        1,569,500
  Other Liabilities                                   765,474          738,244
                                                  -----------      -----------
    TOTAL LONG-TERM LIABILITIES                    37,020,552       37,543,763



STOCKHOLDERS' EQUITY
  Common Stock - $1 Par Value, 1,000,000 Shares
    961,132 Issued (Including Treasury Stock)        961,132          961,132
  Additional Paid-In-Capital                      24,305,480       24,305,480
  Treasury Stock-25,912 Shares at 6/30 & 3/31     (2,197,420)      (2,197,420)
  Retained Earnings                               12,644,802       11,422,974
                                                 -----------      -----------
    TOTAL STOCKHOLDERS' EQUITY                    35,713,994       34,492,166
                                                 -----------      -----------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $ 85,410,080     $ 84,380,050
                                                 ===========      ===========


NOTE: The Balance Sheet at March 31, 1997 has been derived from the Audited Financial Statements of that date.

See Notes to Consolidated Condensed Financial Statements.


                   BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                UNAUDITED

                                               Three Months Ended June 30
                                               --------------------------
                                                   1997         1996
                                               ------------  ------------
REVENUES
 Net Product Sales                             $22,293,433    $21,511,740
 Interest Income                                     4,741          3,891
 Gain (Loss) on Sale
   of Fixed Assets                                       0              0
                                                ----------     ----------
   TOTAL REVENUES                               22,298,174     21,515,631

COSTS AND EXPENSES
 Operating Expenses
   and Purchased Products                       15,816,838     15,188,532
 Other Operating Charges                         4,012,132      4,001,791
 Administrative, Selling &
  Transportation Expenses                          460,000        479,896
 Interest Expense                                  740,362        862,933
 Other Expense                                      47,014         53,211
                                                ----------     ----------
TOTAL COSTS AND EXPENSES                        21,076,346     20,586,363
Income Before
  Income Tax Expense                             1,221,828        929,268
Income Tax Expense                                     000            000
                                                ----------     ----------
   NET INCOME                                  $ 1,221,828        929,268
                                                ==========     ==========

Average Number of
 Common Shares Outstanding                         935,220       935,220
                                                   =======       =======

PER SHARE OF COMMON STOCK:
Net Income Based on
 Average Shares Outstanding                          $1.31         $0.99
                                                      ====          ====

Cash Dividends Declared
  and Paid                                           $0.00         $0.00
                                                      ====          ====

See Notes to Consolidated Condensed Financial Statements.
                  BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN CASH FLOWS
                                  UNAUDITED

                                                   Three Months Ended June 30
                                                 -----------------------------
                                                    1997                1996
                                                 -----------       -----------
OPERATING ACTIVITIES
 Funds Provided (Used) from Operations,
   Adjusted for Depreciation and Gain on
   Sale of Fixed Assets                          $2,354,178        $1,991,531
 (Increase) Decrease in Accounts Receivables       (600,927)           43,111
 (Increase) Decrease in Inventories              (1,209,613)       (1,960,792)
 (Increase) Decrease in Prepaid Assets              151,781           318,690
 (Decrease) Increase in Accounts Payable            463,169           989,539
 Other Changes from Operations                            0                 0
                                                  ---------        ----------
 NET CASH FLOW PROVIDED (USED)
 BY OPERATING ACTIVITIES                         $1,158,588         1,382,079

FINANCING ACTIVITIES
 Issuance (Reduction) of Short-Term Debt-Net        (30,000)         (743,026)
 Issuance (Reduction) of Long-Term Debt-Net        (562,912)         (677,758)
 Addition (Reduction) in Capital Lease-Net          (62,055)          (57,870)
                                                  ---------        ----------
  CASH PROCEEDS USED BY FINANCING ACTIVITIES       (654,967)       (1,478,654)

INVESTMENT ACTIVITIES
 Expenditures for Property, Plant
   and Equipment                                   (581,229)         (197,229)
 (Increase) Reduction of
                                                  ---------         ---------
  NET CASH USED BY INVESTING ACTIVITIES            (581,229)         (197,229)
                                                  ---------         ---------

NET INCREASE (DECREASE) IN CASH
 & CASH EQUIVALENTS                                 (77,608)         (293,804)
                                                  ---------        ----------
Cash and Cash Equivalents
 at Beginning of Period                              98,657           304,815
                                                 ----------        ----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD     $   21,049       $    11,011
                                                  =========        ==========


See Notes to Consolidated Condensed Financial Statements.
                BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             June 30, 1997

NOTE A -- FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1997 and March 31, 1997, the results of operations for the three-month periods ended June 30, 1997 and 1996 and cash flows for the three-month periods ended June 30, 1997 and 1996.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and related notes included in the Company's
March 31, 1997 Annual Report on Form 10-K.

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

A proposed plan of reorganization developed into the Fourth Amended Plan of Reorganization dated December 10, 1992 (as implemented and approved by the Confirmation Order, the "Plan of Reorganization"). On December 11, 1992, the Bankruptcy Court entered an order confirming the Plan of Reorganization. On April 6, 1995, the Bankruptcy Court entered a final decree that the Company's bankruptcy case was closed. In accordance with AICPA SOP 90-7, the Company reports liabilities payable under the Plan of Reorganization at the present value of amounts to be paid, using a 7% discount.

NOTE D -- WORKERS' COMPENSATION LIABILITY

In conjunction with the Company's Reorganization Plan, the Office of Workers' Compensation Programs of the United States Department of Labor (DOL) has assumed responsibility for the Company's pre-June, 1991 federal black lung claims. The Company is responsible for payment of claims and expenses related to pre-petition Kentucky workers' compensation liabilities. The amount reserved for future Kentucky workers' compensation claims is $8,174,985 at June 30, 1997. Effective June 19, 1991, the Company obtained and continues to carry commercial insurance to cover its current State and Federal workers' compensation liabilities.


NOTE E -- UMWA RETIREE HEALTHCARE BENEFITS LIABILITY

During 1994, the Company received notice from the Social Security Administration (SSA) claiming the Company is responsible for health care and death benefit premiums for certain retired coal miners who were members of the United Mine Workers of America (UMWA) and their beneficiaries pursuant to the Coal Industry Retiree Health Benefit Act of 1992 (the Coal Act). The recorded reserve for payments was $18,111,559 at June 30, 1997.


NOTE F -- CONTINGENT GAINS

Since the Company has not had a contractual relationship with the UMWA since 1964 and never bargained for nor guaranteed any health care or death benefits, a lawsuit was filed which challenged the constitutionality of the Act discussed in the preceding note. The lawsuit was dismissed and all appeals have been exhausted.

The Company has made a request to the Social Security Administration for relief based on an administrative review of approximately one-third of the assigned individuals. This matter could cause future payments under the Coal Act to be reduced significantly.

The ultimate outcome of each of these proceedings is uncertain at the present time.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of the Company's coal operations for the three-month periods ended June 30, 1997 and 1996 are summarized as follows:

                                        Three-Months Ended June 30
                                        --------------------------
                                            1997          1996
                                        -----------  ------------
Net Product sales                       $22,293,433   $21,511,740
Operating expenses and
  purchased products                     15,816,838    15,188,532
Other operating expense                   4,012,132     4,001,791
Adm. Selling and
 Transportation expenses                    460,000       479,896
                                         ----------    ----------

 Total Expenses                          20,288,970    19,670,219
                                         ----------    ----------
INCOME FROM COAL
 OPERATIONS                             $ 2,004,463   $ 1,841,521
                                         ==========    ==========

Tons sold                                   739,418       733,686

Sales per ton                                $30.15        $29.32
Cost of sales per ton                         27.44         26.81
                                              -----         -----
 Margin per ton                              $ 2.71        $ 2.51
                                              =====         =====

For the quarter ended June 30 compared to the same period of the preceding year, maximization of premiums for coal sold on long term contracts resulted in an $0.83 per ton (2.8%) increase in realization. Cost increases of $0.63 per ton (2.3%) reflected higher costs of supplies, coal valuation and purchased coal offset by lower royalty costs. Soft market conditions resulted in higher coal inventory, the sale of which represents the biggest challenge facing the Company.

Interest expense for comparable quarters:

                                               1997          1996
                                             --------      --------
  Kentucky Workers' Compensation             $145,723      $161,489
  Coal Act Premiums                           313,329       328,965
  Bank and Other Interest                     281,310       372,479
                                              -------       -------
                                             $740,362      $862,933
                                              =======       =======

Less debt, lower reserves and lower interest rates resulted in a 14.2% decrease in interest expense. This trend is expected to continue.


FINANCIAL CONDITION AND LIQUIDITY

The Company continued to make all payments pursuant to its 1992 Reorganization Plan, amounting to $102,200 for the quarter compared to $108,700 for the previous year's quarter. The Company's working capital ratio increased from 1.30 at March 31st to 1.40 at June 30th. Trade accounts receivable and coal inventories increased from $12,718,200 at March 31, 1997 to $14,220,200 at June 30, 1997 due to
higher inventories. Capital expenditures amounted to $581,200. Because of credits taken for previous over-payments, Coal Act premiums for the quarter amounted to $2,300 compared to $793,200 for the quarter ended June 30, 1996. Kentucky Workers' Compensation payments amounted to $359,200 versus $472,300 for the same prior year quarter, reflecting the continuing final payout of claims.



                              PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits - Ex-27 Financial Data Schedule, Page 12

    (b) Reports on Form 8-K - No current reports were filed during the quarter ended June 30, 1997.


                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            BLUE DIAMOND COAL COMPANY
                                           --------------------------
                                                    Registrant



Date:                                            Ted B. Helms
     -----------------------               --------------------------
                                                  Ted B. Helms
                                                    President



Date:                                             W. S. Lyon, III
     -----------------------               --------------------------
                                                  W. S. Lyon, III
                                                     Treasurer