Form 10-Q
period 1997-09-30
BLUE DIAMOND COAL CO
filed 1997-11-07
CIK 704870

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                       Form 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1997           Commission File Number 0-10610
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997.



              Class                          Outstanding at September 30, 1997
------------------------------------         ---------------------------------
     Common Stock, $1 Par Value                         935,220 Shares

                               BLUE DIAMOND COAL COMPANY

                                         INDEX

                                                                         Page
PART I.  FINANCIAL INFORMATION                                          Number
                                                                        ------
     Item 1.   Financial Statements

               Consolidated Condensed Balance Sheet
               September 30, 1997 (Unaudited) and
               March 31, 1997 (Audited)......................................3

               Consolidated Condensed Statement of
               Income (Unaudited) - Three-Months and Six-Months
               Ended September 30, 1997 and 1996.............................5

               Consolidated Condensed Statements of
               Changes in Cash Flows (Unaudited)
               Six-Months Ended September 30, 1997 and 1996..................6

               Notes to Consolidated Condensed
               Financial Statements..........................................7


     Item 2.   Management's Discussion and Analysis of Results
               of Operations and Financial Condition.........................9


PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K.............................10

                             PART I.  FINANCIAL INFORMATION
                       BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED BALANCE SHEET

                                                  September 30      March 31
                                                      1997            1997
                                                 ------------     -----------
                                                  (Unaudited)
ASSETS
CURRENT ASSETS
  Cash                                           $     21,049     $     98,657
  Short Term Investments                                    0                0
  Accounts and Notes Receivable                     9,263,352        7,991,264
  Inventories - Coal                                2,171,342        5,588,665
  Inventories - Supplies                            1,955,573        1,864,524
  Other Current Assets                                114,003          468,017
                                                  -----------      -----------
    TOTAL CURRENT ASSETS                           13,525,319       16,011,127

PROPERTY, PLANT AND EQUIPMENT                     113,589,823      112,509,247
  Less:  Accumulated Depreciation & Depletion      48,368,999       46,328,486
                                                  -----------      -----------
    NET PROPERTY, PLANT & EQUIPMENT                65,220,824       66,180,761

Investments                                           515,966          515,966
Other Assets                                        2,562,503        1,672,196
                                                  -----------      -----------
    TOTAL ASSETS                                  $81,824,612      $84,380,050
                                                   ==========       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable                                  $          0     $          0
  Current Notes Payable and Capital Leases            263,899        2,224,012
  Accounts Payable and Accrued Expenses            10,477,017        9,678,440
  Current Portion of Reorganization Liabilities       455,937          441,669
                                                  -----------      -----------
    TOTAL CURRENT LIABILITIES                      11,196,853       12,344,121

LONG-TERM LIABILITIES
  Long-term Debt                                    6,130,284        8,717,519
  Reserve for Health Care & Workers' Compensation  23,820,543       24,103,997
  Reorganization Liabilities                        2,182,709        2,414,503
  Deferred Income Taxes                             1,569,500        1,569,500
  Other Liabilities                                   795,474          738,244
                                                   ----------       ----------
    TOTAL LONG-TERM LIABILITIES                    34,498,510       37,543,763


STOCKHOLDERS' EQUITY
  Common Stock - $1 Par Value, 1,000,000 Shares
    961,132 Issued (Including Treasury Stock)         961,132         961,132
  Additional Paid-In-Capital                       24,305,480      24,305,480
  Treasury Stock - 25,912 Shares at 9/30 & 3/31    (2,197,420)     (2,197,420)
  Retained Earnings                                13,060,057      11,422,974
                                                  -----------     -----------
    TOTAL STOCKHOLDERS' EQUITY                     36,129,249      34,492,166
                                                   ----------      ----------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $81,824,612     $84,380,050
                                                   ==========      ==========

NOTE: The Balance Sheet at March 31, 1997 has been derived from the Audited Financial Statements of that date.

See Notes to Consolidated Condensed Financial Statements.

                      BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                     UNAUDITED

                          Three Months Ended Sept 30  Six Months Ended Sept 30
                          --------------------------  ------------------------
                             1997         1996          1997         1996
                          ------------  -----------   -----------  -----------
REVENUES
 Net Product Sales        $25,165,207  $24,618,856   $47,458,640  $46,130,596
 Interest Income                7,826       40,956        12,567       44,847
 Gain (Loss) on Sale
   of Fixed Assets              5,000       24,000         5,000       24,000
                           ----------   ----------    ----------   ----------
   TOTAL REVENUES          25,178,033   24,683,812    47,476,207   46,199,443

COSTS AND EXPENSES
 Operating Expenses
   and Purchased Products  20,564,583   18,670,930    36,381,421   33,859,462
 Other Operating Charges    3,085,217    3,853,566     7,097,349    7,855,357
 Administrative, Selling &
  Transportation Expenses     405,000      450,000       865,000      929,896
 Interest Expense             694,337      838,002     1,434,699    1,700,935
 Other Expense                 13,641        4,702        60,655       57,913
                           ----------   ----------    ----------   ----------
 TOTAL COSTS AND EXPENSES  24,762,778   23,817,200    45,839,124   44,403,563

Income Before Taxes           415,255      866,612     1,637,083    1,795,880
Income Tax Expense                  0            0             0            0
                           ----------   ----------    ----------   ----------
   NET INCOME             $   415,255  $   866,612   $ 1,637,083  $ 1,795,880
                           ==========   ==========    ==========   ==========

Average Number of
 Common Shares Outstanding    935,220      935,220       935,220      935,220
                              =======      =======       =======      =======

PER SHARE OF COMMON STOCK:
Net Income Based on
 Average Shares Outstanding     $0.44        $0.93         $1.75        $1.92
                                 ====         ====          ====         ====

Cash Dividends Declared
  and Paid                      $0.00        $0.00         $0.00        $0.00
                                 ====         ====          ====         ====

See Notes to Consolidated Condensed Financial Statements.


                        BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CHANGE IN CASH FLOWS
                                         UNAUDITED

                                              Six-Months Ended September 30
                                              -----------------------------
                                                 1997              1996
                                              ----------       ------------
OPERATING ACTIVITIES
 Funds Provided (Used) from Operations,
   Adjusted for Depreciation and Gain on
   Sale of Fixed Assets                       $3,677,596        $3,889,354
 (Increase) Decrease in Accounts Receivables  (1,272,088)        1,702,032
 (Increase) Decrease in Inventories            3,326,274          (101,408)
 (Increase) Decrease in Prepaid Assets          (536,292)         (323,658)
 (Decrease) Increase in Accounts Payable         354,827          (571,852)
 Other Changes from Operations                         0                 0
                                               ---------        ----------
NET CASH FLOW PROVIDED (USED)
 BY OPERATIONS ACTIVITIES                     $5,550,317         4,594,468

FINANCING ACTIVITIES
 Issuance (Reduction) of Short-Term Debt-Net     (37,512)       (1,201,630)
 Issuance (Reduction) of Long-Term Debt-Net   (4,384,636)       (2,663,630)
 Addition (Reduction) in Capital Lease-Net      (125,201)         (116,760)
                                               ---------        ----------
  CASH PROCEEDS PROVIDED (USED)
   BY FINANCING ACTIVITIES                    (4,547,349)       (3,982,020)

INVESTMENT ACTIVITIES
 Expenditures for Property, Plant
   and Equipment                              (1,080,576)         (634,476)
 (Increase) Reduction of
 Employee Notes Receivable                             0                 0
                                               ---------        ----------
  NET CASH USED BY INVESTING ACTIVITIES       (1,080,576)         (634,476)
                                               ---------        ----------

NET INCREASE (DECREASE) IN CASH
 & CASH EQUIVALENTS                              (77,608)          (22,028)
                                               ---------        ----------
Cash and Cash Equivalents
 at Beginning of Period                           98,657           304,815
                                              ----------        ----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD  $   21,049       $   282,787
                                               =========        ==========

See Notes to Consolidated Condensed Financial Statements.

                BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             September 30, 1997


NOTE A -- FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position as of September 30, 1997 and March 31, 1997, the results of operations for the three month and six-month periods ended September 30, 1997 and 1996 and cash flows for the six-month periods ended September 30, 1997 and 1996.

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


NOTE C -- CHAPTER 11 REORGANIZATION PROCEEDINGS

On May 17, 1991, the Company filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code.

On December 11, 1992, the Bankruptcy Court entered an order confirming the Company's Plan of Reorganization and on April 6, 1995 entered a final decree that the Company's bankruptcy case was closed. In accordance with AICPA SOP 90-7, the Company reports liabilities payable under the Plan of Reorganization at the present value of amounts to be paid, using a 7% discount.

NOTE D -- WORKERS' COMPENSATION LIABILITY

In conjunction with the Company's Reorganization Plan, the Office of Workers' Compensation Programs of the United States Department of Labor (DOL) has assumed responsibility for the Company's pre-June, 1991 federal black lung claims. The Company is responsible for payment of claims and expenses related to pre-petition Kentucky Workers' compensation liabilities. The Company carries commercial insurance to cover its current State and Federal workers' compensation liabilities.


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


NOTE F -- CONTINGENT GAINS

Since the Company has not had a contractual relationship with the UMWA since 1964 and never bargained for nor guaranteed any health care or death benefits, a lawsuit was filed which challenges the constitutionality of the Act discussed in the preceding note. During 1995, this lawsuit was dismissed by the Federal District Court; however, an appeal was filed. During 1996, the United States Court of Appeals upheld the Federal District Court decision; however a petition for rehearing was then filed. During 1997, the petition was dismissed by the United States Court of Appeals and the Company's petition to the United States Supreme Court was rejected. Accordingly, all appeals related to this lawsuit have been exhausted.

The Company has also made requests to the Social Security Administration for relief based on an administrative review of the assigned individuals. A number of review decisions have been received with some being positive and some negative. The Company filed a Complaint against the Social Security Administration in June 1997, asking for judicial review of the agency's final decisions. This matter could cause future payments under the Act to be reduced significantly. The ultimate outcome is uncertain at the present time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of the Company's coal operations for the three-month and six-month periods ended September 30, 1997 and 1996 are summarized as follows:

                        Three-Months Ended Sept 30    Six-Months Ended Sept 30
                        -------------------------     --------------------------
                              1997          1996            1997         1996
                           -----------   ----------   -----------  -----------
Net Product sales          $25,165,207  $24,618,856   $47,458,640  $46,130,596
Operating expenses and
  purchased products        20,564,583   18,670,930    36,381,421   33,859,462
Other operating expense      3,085,217    3,853,566     7,097,349    7,855,357
Adm. Selling and
 Transportation expenses       405,000      450,000       865,000      929,896
                            ----------   ----------    ----------   ----------

 Total Expenses             24,054,800   22,974,496    44,343,770   42,644,715
                            ----------   ----------    ----------   ----------
INCOME FROM COAL
 OPERATIONS                $ 1,110,407  $ 1,644,360   $ 3,114,870  $ 3,485,881
                            ==========   ==========    ==========   ==========

Tons sold                      862,000      833,415     1,601,418    1,567,101

Sales per ton                   $29.19       $29.54        $29.63       $29.43
Cost of sales per ton            27.90        27.57         27.69        27.21
                                 -----        -----         -----        -----
 Margin per ton                 $ 1.29       $ 1.97        $ 1.94       $ 2.22
                                 =====        =====         =====        =====


The Company's coal operations generated $371,000 less earnings during the six-month period ended September 30, 1997 than the same period of last year. Higher coal production costs of $0.48 per ton exceeded the $0.20 per ton revenue increase. A realignment of operations among producers is expected to improve per ton coal costs. Price pressure continues on the Company's spot market sales. Production from the Company's reserves provided 95% of the total coals shipped. Shipments are projected to remain at current levels for the last half of the fiscal year.

The current year's six-month interest expense offset coal earnings as shown below compared to the preceding two years.


                                             1997           1996         1995
                                          ----------    ----------   ----------

Kentucky Workers' Compensation            $  287,700    $  317,800   $  286,800
Coal Act Healthcare                          628,000       649,800      807,000
Bank and Reorganization Liabilities          519,000       733,400      966,500
                                           ---------     ---------    ---------
                                          $1,434,700    $1,701,000   $2,060,300
                                           =========     =========    =========



FINANCIAL CONDITION AND LIQUIDITY

The Company's working capital ratio was 1.21 at September 30th, compared to 1.30 at March 31st. Capital expenditures of $1,081,000 are somewhat behind projections at mid-year. Long-term debt has been reduced by $4,400,000 during the first six months of this year.

Coal Act Premiums and Pre-petition Kentucky Workers' Compensation payments have declined as noted below:

                                                    Kentucky Workers'
          Six-Months Ended          Coal Act          Compensation
          ----------------          ----------        -------------
            [S]                     [C]                [C]

            9-30-97                 $  771,800         $707,400
            3-31-97                    834,500          693,100
            9-30-96                  1,586,400          864,400


No dividends were paid or declared during the quarter.



                              PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits - Exhibit 27, Financial Data Schedule

    (b) Reports on Form 8-K - No current reports were filed during the quarter ended September 30, 1997.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             BLUE DIAMOND COAL COMPANY
                                           ---------------------------
                                                    Registrant



Date:  November 7, 1997                            Ted B. Helms
                                           ---------------------------
                                                   Ted B. Helms
                                                    President



Date:  November 7, 1997                           W. S. Lyon, III
                                           ---------------------------
                                                  W. S. Lyon, III
                                                    Treasurer