Form 10-Q
period 1997-12-31
BLUE DIAMOND COAL CO
filed 1998-02-10
CIK 704870

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                       Form 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1997            Commission File Number 0-10610
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1997.



              Class                           Outstanding at December 31, 1997
------------------------------------          --------------------------------
     Common Stock, $1 Par Value                         935,220 Shares

                               BLUE DIAMOND COAL COMPANY

                                         INDEX

                                                                         Page
PART I.  FINANCIAL INFORMATION                                          Number
                                                                        ------
     Item 1.   Financial Statements

               Consolidated Condensed Balance Sheet
               December 31, 1997 (Unaudited) and
               March 31, 1997 (Audited)......................................3

               Consolidated Condensed Statement of
               Income (Unaudited) - Three-Months and Nine-Months
               Ended December 31, 1997 and 1996..............................5

               Consolidated Condensed Statements of
               Changes in Cash Flows (Unaudited)
               Nine-Months Ended December 31, 1997 and 1996..................6

               Notes to Consolidated Condensed
               Financial Statements..........................................7


     Item 2.   Management's Discussion and Analysis of Results
               of Operations and Financial Condition.........................9


PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K.............................10

                             PART I.  FINANCIAL INFORMATION
                       BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED BALANCE SHEET

                                                 December 31        March 31
                                                      1997            1997
                                                 ------------     -----------
                                                  (Unaudited)
ASSETS
CURRENT ASSETS
  Cash                                           $     17,092     $     98,657
  Short Term Investments                                    0                0
  Accounts and Notes Receivable                     8,664,339        7,991,264
  Inventories - Coal                                3,240,462        5,588,665
  Inventories - Supplies                            1,970,197        1,864,524
  Other Current Assets                                 55,655          468,017
                                                  -----------      -----------
    TOTAL CURRENT ASSETS                           13,947,745       16,011,127

PROPERTY, PLANT AND EQUIPMENT                     114,166,229      112,509,247
  Less:  Accumulated Depreciation & Depletion      49,090,457       46,328,486
                                                  -----------      -----------
    NET PROPERTY, PLANT & EQUIPMENT                65,075,772       66,180,761

Investments                                           515,966          515,966
Other Assets                                        2,322,541        1,672,196
                                                  -----------      -----------
    TOTAL ASSETS                                  $81,862,024      $84,380,050
                                                   ==========       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable                                  $          0     $          0
  Current Notes Payable and Capital Leases            268,545        2,224,012
  Accounts Payable and Accrued Expenses             9,037,388        9,678,440
  Current Portion of Reorganization Liabilities       463,447          441,669
                                                  -----------      -----------
    TOTAL CURRENT LIABILITIES                       9,769,380       12,344,121

LONG-TERM LIABILITIES
  Long-term Debt                                    6,245,410        8,717,519
  Reserve for Health Care & Workers' Compensation  23,487,557       24,103,997
  Reorganization Liabilities                        2,070,533        2,414,503
  Deferred Income Taxes                             1,569,500        1,569,500
  Other Liabilities                                   825,474          738,244
                                                   ----------       ----------
    TOTAL LONG-TERM LIABILITIES                    34,198,474       37,543,763


STOCKHOLDERS' EQUITY
  Common Stock - $1 Par Value, 1,000,000
    Shares Authorized, 961,132 Issued
    (Including Treasury Stock)                        961,132         961,132
  Additional Paid-In-Capital                       24,305,480      24,305,480
  Treasury Stock-25,912 Shares at 12/31 & 3/31     (2,197,420)     (2,197,420)
  Retained Earnings                                14,824,978      11,422,974
                                                  -----------     -----------
    TOTAL STOCKHOLDERS' EQUITY                     37,894,170      34,492,166
                                                   ----------      ----------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $81,862,024     $84,380,050
                                                   ==========      ==========

NOTE: The Balance Sheet at March 31, 1997 has been derived from the Audited Financial Statements of that date.

See Notes to Consolidated Condensed Financial Statements.

                      BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                     UNAUDITED

                         Three Months Ended Dec. 31  Nine Months Ended Dec. 31
                         --------------------------  -------------------------
                             1997         1996          1997         1996
                         ------------  -----------   -----------  -----------
REVENUES
 Net Product Sales        $23,031,562  $22,029,064   $70,490,202  $68,159,660
 Interest Income                8,201       22,101        20,768       66,948
 Gain (Loss) on Sale
   of Fixed Assets                  0            0         5,000       24,000
                           ----------   ----------    ----------   ----------
   TOTAL REVENUES          23,039,763   22,051,165    70,515,970   68,250,608

COSTS AND EXPENSES
 Operating Expenses
   and Purchased Products  16,816,758   16,317,487    53,198,179   50,176,949
 Other Operating Charges    3,586,512    3,841,477    10,683,861   11,696,834
 Administrative, Selling &
  Transportation Expenses     395,000      377,803     1,260,000    1,307,699
 Interest Expense             642,844      793,401     2,077,543    2,494,336
 Other Expense               (166,272)     (47,941)     (105,617)       9,972
                            ----------   ----------    ----------   ----------
 TOTAL COSTS AND EXPENSES  21,274,842   21,282,227    67,113,966   65,685,790

Income Before Taxes         1,764,921      768,938     3,402,004    2,564,818
Income Tax Expense                  0            0             0            0
                            ----------   ----------    ----------   ----------
   NET INCOME             $ 1,764,921  $   768,938   $ 3,402,004  $ 2,564,818
                           ==========   ==========    ==========   ==========

Average Number of
 Common Shares Outstanding     935,220      935,220       935,220      935,220
                               =======      =======       =======      =======

PER SHARE OF COMMON STOCK:
Net Income Based on
 Average Shares Outstanding      $1.89        $0.82         $3.64        $2.74
                                  ====         ====          ====         ====

Cash Dividends Declared
  and Paid                       $0.00        $0.00         $0.00        $0.00
                                  ====         ====          ====         ====

See Notes to Consolidated Condensed Financial Statements.

                        BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CHANGE IN CASH FLOWS
                                         UNAUDITED

                                              Nine-Months Ended December 31
                                              -----------------------------
                                                 1997              1996
                                              ----------       ------------
OPERATING ACTIVITIES
 Funds Provided (Used) from Operations,
   Adjusted for Depreciation and Gain on
   Sale of Fixed Assets                       $6,163,976        $5,724,018
 (Increase) Decrease in Accounts Receivables    (673,075)        2,043,457
 (Increase) Decrease in Inventories            2,242,530          (754,081)
 (Increase) Decrease in Prepaid Assets          (237,983)          566,658
 (Decrease) Increase in Accounts Payable      (1,492,454)       (2,112,840)
 Other Changes from Operations                         0                 0
                                               ---------        ----------
NET CASH FLOW PROVIDED (USED)
 BY OPERATIONS ACTIVITIES                     $6,002,994        $5,467,212

FINANCING ACTIVITIES
 Issuance (Reduction) of Short-Term Debt-Net     (37,512)       (1,201,630)
 Issuance (Reduction) of Long-Term Debt-Net   (4,200,606)       (3,002,337)
 Addition (Reduction) in Capital Lease-Net      (189,459)         (176,686)
                                               ---------        ----------
  CASH PROVIDED (USED)
   BY FINANCING ACTIVITIES                    (4,427,577)       (4,380,653)

INVESTMENT ACTIVITIES
 Expenditures for Property, Plant
   and Equipment                              (1,656,982)         (991,350)
 (Increase) Reduction of
   Employee Notes Receivable                           0                 0
                                               ---------        ----------
  NET CASH USED BY INVESTING ACTIVITIES       (1,656,982)         (991,350)
                                               ---------        ----------

NET INCREASE (DECREASE) IN CASH
 & CASH EQUIVALENTS                              (81,565)           95,209
                                               ---------        ----------
Cash and Cash Equivalents
 at Beginning of Period                           98,657           304,815
                                               ---------        ----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD  $   17,092       $   400,024
                                               =========        ==========

See Notes to Consolidated Condensed Financial Statements.

                BLUE DIAMOND COAL COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             December 31, 1997


NOTE A -- FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 1997 and March 31, 1997, the results of operations for the three-month and nine-month periods ended December 31, 1997 and 1996 and cash flows for the nine-month periods ended December 31, 1997 and 1996.

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


NOTE G:  POTENTIAL SALE OF COMPANY

On December 16, 1997, Hamilton Holdings, Ltd. (Hamilton), the current owner of 50.2% of the outstanding shares of the Company, and James River Coal Company (James River) announced the execution of a Proxy and Option Agreement whereby Hamilton granted James River an option to purchase all its shares for $60.413 in cash. James River has also announced its intent to purchase the entire Company for $60.413 per share in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of the Company's coal operations for the three-month and nine-month periods ended December 31, 1997 and 1996 are summarized as follows:

                             Three-Months Ended Dec. 30      Nine-Months Ended
Dec. 30
                             --------------------------
-------------------------
                                 1997         1996              1997         1996
                             -----------   ----------       -----------
-----------
Net Product sales            $23,031,562  $22,029,064       $70,490,202
$68,159,660
Operating expenses and
  purchased products          16,816,758   16,317,487        53,198,179
50,176,949
Other operating expense        3,586,512    3,841,477        10,683,861
11,696,834
Adm. Selling and
 Transportation expenses         395,000      377,803         1,260,000
1,307,699
                              ----------   ----------        ----------
----------

 Total Expenses               20,798,270   20,536,767        65,142,040
63,181,482
                              ----------   ----------        ----------
----------
INCOME FROM COAL
 OPERATIONS                  $ 2,233,292  $ 1,492,297       $ 5,348,162  $
4,978,178
                              ==========   ==========        ==========
==========

Tons sold                        783,681      778,287         2,385,099
2,345,388

Sales per ton                     $29.39       $28.31            $29.55
$29.06
Cost of sales per ton              26.54        26.39             27.31
26.94
                                   -----        -----             -----
-----
 Margin per ton                   $ 2.85       $ 1.92            $ 2.24       $
2.12
                                   =====        =====             =====
=====

The Company's coal operations have consistently generated quarterly income as shown below:

                                   FISCAL YEARS ENDED MARCH 31
                             ----------------------------------------
                               1996            1997           1998
                             ----------     ----------     ----------
April to June                $2,340,400     $  929,300     $2,004,500
July to September             2,426,800      1,644,400      1,110,400
October to December           2,076,400      1,492,300      2,233,300
January to March               (878,100)     2,487,400
                              ---------      ---------      ---------
Fiscal Year's Total          $5,965,500     $6,553,400     $5,348,200
                              =========      =========      =========
Tons Sold                     3,008,400      3,075,300      2,385,100

Margin per ton                    $1.98          $2.13          $2.24
/TABLE

Interest expense accrued has been incurred as shown below:

                                   Fiscal Years Ended
                                     March 31st                       1998
                                 -----------------------
----------------------
                                     1997         1996        9 Months
Annualized
                                 ----------   ----------      --------
----------
Bank Debt                        $1,786,800   $1,281,000      $  716,000  $
954,700
Coal Act Healthcare               1,598,600    1,269,200         935,200
1,247,000
Kentucky Workers' Compensation      558,400      619,600         426,300
568,400
                                  ---------    ---------        -------
---------
                                 $3,943,800   $3,169,800      $2,077,500
$2,770,100
                                  =========    =========       =========
=========


Management anticipates similar future results; however, a proposal to merge the Company with James River Coal Company is being considered by the Company's Board of Directors. Such a merger could significantly affect operations as well as interest expense. Management anticipates a deregistration of the Company with the Securities and Exchange Commission and hopefully awaits the elimination of filing requirements for annual and quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.


FINANCIAL CONDITION AND LIQUIDITY

The Company's working capital ratio was 1.43 at December 31st, compared to 1.30 at the preceding March 31st. Capital expenditures of $1,657,000 for nine months compare to a $2,600,000 projected total for the year.

Pre-petition Kentucky Workers' Compensation payments declined to less than $300,000 for the current quarter, compared to a quarterly average of $353,700, $346,600 and $432,200 for the six-month periods ended 9/30/97, 3/31/97 and 9/30/96, respectively. Coal Act payments amounted to $619,000 for the current quarter compared to a quarterly average of $385,900, $417,200 and $793,200 for the above six-month periods, respectively.

No dividends were paid or declared during the quarter.


                              PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits - Exhibit 27, Financial Data Schedule

    (b) Reports on Form 8-K - No current reports were filed during the quarter ended December 31, 1997.

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




                                            BLUE DIAMOND COAL COMPANY
                                           ---------------------------
                                                    Registrant



Date:  February 10, 1998                           Ted B. Helms
                                           ---------------------------
                                                   Ted B. Helms
                                                    President



Date:  February 10, 1998                          W. S. Lyon, III
                                           ---------------------------
                                                  W. S. Lyon, III
                                                    Treasurer